Form 10-Q
period 1996-04-28
SPORTS AUTHORITY INC /DE/
filed 1996-06-11
CIK 929470

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended APRIL 28, 1996

                                            OR

_ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ____________________

Commission File No. 1-13426

                           THE SPORTS AUTHORITY, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)

                     Delaware                              36-3511120
- ---------------------------------------------          -------------------
        (State or other jurisdiction of                  (I.R.S. Employer
        incorporation or organization)                  Identification No.)

3383 N. State Road 7, Ft. Lauderdale, Florida                 33319
- -------------------------------------------------------------------------------
        (Address of principal executive offices)           (Zip Code)

                                 (954) 735-1701
                             ----------------------

              (Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes  X                  No _____

Number of shares of Common Stock outstanding at May 29, 1996:  20,892,598


                           THE SPORTS AUTHORITY, INC.

                               INDEX TO FORM 10-Q

                                                                                           PAGE NUMBER
Part I. FINANCIAL INFORMATION

              Item 1.     Financial Statements

                          Consolidated Statements of Income                                     3

                          Consolidated Balance Sheets                                           4

                          Consolidated Statements of Cash Flows                                 5

                          Notes to Consolidated Financial Statements                            6

              Item 2.     Management's Discussion and Analysis of Financial
                          Condition and Results of Operations                                   7

Part II. OTHER INFORMATION

              Item 6.     Exhibits and Reports on Form 8-K                                     12


SIGNATURES                                                                                     13


Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

                           THE SPORTS AUTHORITY, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per-share data)

                                                     13 WEEKS ENDED
                                               --------------------------
                                               April  28,         April 23,
                                                  1996              1995
                                               ------------     ---------
                                                      (Unaudited)

Sales                                          $ 270,558        $  221,595
Licensee fees and rental income                      578               604
                                               ---------        ----------
                                                 271,136           222,199
                                               ---------        ----------
Cost of merchandise sold, includes
    buying and occupancy costs                   197,094           163,731
Selling, general and administrative expenses      69,211            54,180
Pre-opening expense                                  632               651
Goodwill amortization                                491               491
                                               ---------        ----------
    Operating income                               3,708             3,146
Interest expense                                     536               219
                                               ---------        ----------
Income before income taxes                         3,172             2,927
Income tax expense                                 1,300             1,250
Minority interest                                   (181)                -
                                               ---------        ----------
     Net income                                $   2,053        $    1,677
                                               =========        ==========

Earnings per share                             $     .10        $      .08
                                               =========        ==========

Weighted average shares outstanding               20,865            20,783
                                               =========        ==========


           See accompanying Notes to Consolidated Financial Statements



                           THE SPORTS AUTHORITY, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                                                             April 28,       January 28,
                                                                               1996              1996
                                                                             ---------       -----------
                                                                                      (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                                               $  16,358        $   11,752
    Merchandise inventories                                                   289,207           248,307
    Accounts receivable and other current assets                               28,078            30,442
    Property held for resale                                                   21,083            21,063
                                                                            ---------        ----------
        Total current assets                                                  354,726           311,564

Net property owned                                                            133,179           134,706
Other assets and deferred charges                                              24,045            22,950
Goodwill - net of accumulated amortization of
    $12,187 and $11,697 respectively                                           54,218            54,708
                                                                            ---------        ----------

        Total Assets                                                        $ 566,168        $  523,928
                                                                            =========        ==========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
    Accounts payable - trade                                                $ 157,493        $  136,344
    Accrued payrolls and other liabilities                                     61,293            73,737
    Short-term debt                                                            35,105                 -
    Taxes other than income taxes                                               9,787             7,438
    Income taxes                                                                1,313            10,507
                                                                            ---------        ----------
        Total current liabilities                                             264,991           228,026
Long-term debt                                                                      -                 -
Other long-term liabilities                                                    19,198            18,062
                                                                            ---------        ----------
        Total liabilities                                                     284,189           246,088

Minority interest                                                                 823               312

Stockholder's equity:
    Common stock, $.01 par value, 100,000 shares
       authorized, 20,893 issued and outstanding                                  209               209
    Additional paid-in-capital                                                243,017           241,525
    Deferred compensation and receivables from officers                          (590)             (553)
    Retained earnings                                                          39,081            37,028
    Treasury stock, 26 shares                                                    (381)             (381)
    Cumulative translation adjustment                                            (180)             (300)
                                                                            ---------        ----------
         Total stockholder's equity                                           281,156           277,528
                                                                            ---------        ----------

         Total Liabilities and Stockholder's Equity                         $ 566,168        $  523,928
                                                                            =========        ==========

           See accompanying Notes to Consolidated Financial Statements


                           THE SPORTS AUTHORITY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                                                             13 WEEKS ENDED
                                                                     ----------------------------
                                                                       April 28,         April 23,
                                                                         1996              1995
                                                                     ------------     ---------
                                                                               (Unaudited)

CASH PROVIDED BY (USED FOR):

OPERATIONS
    Net income                                                       $   2,053        $    1,677
    Adjustments to reconcile net income to operating cash flows:
        Depreciation and amortization                                    6,498             4,626
        Cumulative translation adjustment                                  120                 -
        Minority interest in net loss of joint venture                    (181)                -
        Loss on disposal of property and equipment                          13                 -
        Increase in long-term liabilities                                1,136               694
     Cash provided by (used for) current assets and liabilities:
        Increase in inventories                                        (40,900)          (27,132)
        Increase (Decrease) in property held for resale                    (20)            4,925
        Increase in accounts payable                                    21,149             2,370
        Other - net                                                    (16,918)           (5,608)
                                                                     ---------        ----------

        Net cash used for operations                                   (27,050)          (18,448)
                                                                     ---------        ----------

INVESTING
    Capital expenditures - owned property                               (4,153)          (12,905)
     Other assets and deferred charges                                  (1,339)              (29)
                                                                     ---------        ----------
         Net cash used for investing                                    (5,492)          (12,934)
                                                                     ---------        ----------
FINANCING
     Net borrowings under Revolving Credit Facility                     35,105                 -
     Net borrowings under Cash Management Agreement                          -             6,328
     Proceeds from sale of stock                                         1,351             1,118
     Purchase of treasury stock                                              -              (124)
     Minority interest in equity of Joint Venture                          692                 -
                                                                     ---------         ---------

         Net cash provided by financing                                 37,148             7,322
                                                                     ---------        ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     4,606           (24,060)
    Cash and cash equivalents at beginning of year                      11,752            37,115
                                                                     ---------        ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $  16,358        $   13,055
                                                                     =========        ==========


           See accompanying Notes to Consolidated Financial Statements

                           THE SPORTS AUTHORITY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements do not include all information and footnotes necessary for the annual presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

    Certain amounts in the prior year's financial statements have been reclassified to conform to the current year's presentation.

    In the opinion of The Sports Authority, Inc. management, all adjustments necessary for a fair presentation of the results for the interim periods have been included. All adjustments were of a normal and recurring nature.

Item 2.

                           THE SPORTS AUTHORITY, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth the Company's income statement data as a percent of sales for the periods indicated.

                                                   13 WEEKS ENDED
                                              -----------------------------
                                                April 28,         April 23,
                                                  1996              1995
                                              ------------    -------------
Sales                                               100.0%            100.0%
Licensee fees and rental income                       0.2               0.3
                                              -----------      ------------
                                                    100.2             100.3
Cost of merchandise sold, includes
     buying and occupancy costs                      72.8              73.9
                                              -----------      ------------
Gross margin                                         27.4              26.4
Selling, general and administrative expenses         25.6              24.5
Pre-opening expense                                   0.2               0.3
Goodwill amortization                                 0.2               0.2
                                              -----------      ------------
    Operating income                                  1.4               1.4
Interest expense                                      0.2               0.1
                                              -----------      ------------
Income before income taxes                            1.2               1.3
Income tax expense                                    0.5               0.5
Minority interest                                    (0.1)               -
                                              -----------      ------------
    Net income                                        0.8%              0.8%
                                              ===========      ============


The following table sets forth the Company's store openings for the periods indicated. No stores were closed during these periods.

                                                      13 WEEKS ENDED
                                               --------------------------
                                                 April 28,        April 23,
                                                   1996             1995
                                               ------------     -----------
Beginning number of stores                             136              107
Openings                                                 2                2
                                               -----------      -----------
Ending number of stores                                138              109
                                               ===========      ===========

                           THE SPORTS AUTHORITY, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - CONTINUED

13 WEEKS ENDED APRIL 28, 1996 AND APRIL 23, 1995

    Sales for the 13 weeks ended April 28, 1996 were $270.6 million, a $49.0 million, or 22.1%, increase over sales of $221.6 million for the same period in the prior year. Of the 22.1% increase in sales, 20.4%, or $45.3 million, was attributable to the inclusion of a full 13 weeks sales for the stores opened in 1995 which had no comparable store sales in the prior year; 0.9%, or $2.0 million, was attributable to the 2 new stores opened in the first quarter of 1996; and 0.8%, or $1.7 million, was attributable to comparable store sales growth. Comparable store sales increased 0.8% and 1.2%, respectively, in the first quarter of 1996 and 1995. Comparable store sales increases primarily resulted from apparel, due to strong sales of licensed products, as well as fitness equipment and footwear. However, comparable store sales increased at a lower rate in 1996 versus 1995 primarily due to sluggish sales in hardlines, particularly outdoor sports products. Excluding all or a portion of the first quarter of 1996 sales from 4 stores considered to be cannibalized by new store openings, comparable store sales increased 1.3% in the first quarter of 1996, as compared to 3.6% in the same period of last year after excluding all or a portion of the first quarter of 1995 sales from 11 stores considered to be cannibalized. The Company considers an existing store to be cannibalized for a period of one year from the date on which a new store overlaps its primary trade area. In calculating comparable store sales excluding cannibalized stores, sales from a cannibalized store are excluded from the calculation of total comparable sales for such months.

    Cost of merchandise sold, including buying and occupancy costs, for the 13 weeks ended April 28, 1996 was $197.1 million, or 72.8% of sales, as compared to $163.7 million, or 73.9% of sales, for the same period in the prior year. As a percent of sales, gross margin was 27.4% for 1996 and 26.4% for 1995. The major components of cost of goods sold are merchandise costs and, to a lesser extent, occupancy costs. For the 1996 period, merchandise costs decreased primarily due to an increase in the purchase markon as the Company is purchasing more higher margin products such as footwear and apparel. Occupancy costs as a percent of sales increased slightly due to an increase in fixed minimum rentals, which is primarily the result of a 4.6% reduction in average store sales volume per store in the first quarter of 1996 versus the same period in the prior year.

    Selling, general and administrative (SG&A) expenses for the 13 weeks ended April 28, 1996 were $69.2 million, or 25.6% of sales, as compared to $54.2 million, or 24.5% of sales, for the same period in the prior year. The 1.1% of sales increase in SG&A expenses was attributable to an increase in payroll expenses partly due to increased payroll related to the Company's TSA 2000 project, which was implemented in the second half of 1995.

                           THE SPORTS AUTHORITY, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - CONTINUED

    Pre-opening expense for the 13 weeks ended April 28, 1996 was $0.6 million, or 0.2% of sales, as compared to $0.7 million, or 0.3% of sales, for the same period in the prior year. The decrease of 0.1% of sales is attributable to higher sales volume. Pre-opening expenses consist principally of store payroll expense for associate training and store preparation prior to the store opening as well as grand-opening advertising expenditures. The Company opened 2 stores in both the 1996 and 1995 periods.

    Operating income for the 13 weeks ended April 28, 1996 was $3.7 million, or 1.4% of sales, as compared to operating income of $3.1 million, or 1.4% of sales, for the same period in the prior year. Operating income before pre-opening expense and goodwill amortization was $4.8 million, or 1.8% of sales, for the 13 weeks ended April 28, 1996, as compared to $4.3 million, or 1.9% of sales, for the same period in the prior year.

    Interest expense for the 13 weeks ended April 28, 1996 was $0.5 million, or 0.2% of sales, as compared to interest expense of $0.2 million, or 0.1% of sales, for the same period in the prior year. The increase of 0.1% of sales was attributable to higher average borrowings during the first quarter of 1996 versus the same period in the prior year.

    Income tax expense for the 13 weeks ended April 28, 1996 was $1.3 million with an effective tax rate of 41.0%, as compared to income tax expense of $1.3 million with an effective tax rate of 42.7% for the same period of 1995. The 1.7 percentage point decrease in the effective tax rate resulted from several factors including a tax rate differential related to the Company's Canadian subsidiary and non-deductible goodwill expense, which represented a smaller proportion of income before income taxes in the first quarter of 1996 versus 1995.

    As a result of the foregoing factors, net income for the 13 weeks ended April 28, 1996 was $2.1 million, or 0.8% of sales, as compared to net income of $1.7 million, or 0.8% of sales, for the same period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's principal capital requirements are to fund working capital needs and to open new stores in connection with its expansion strategy. For the 13 weeks ended April 28, 1996 these capital requirements have generally been satisfied by cash and cash equivalents at the beginning of the year, by borrowings under the Revolving Credit Facility and by cash flows from operations.

                           THE SPORTS AUTHORITY, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - CONTINUED

    Cash flows generated by operating, investing and financing activities as reported in the Consolidated Statements of Cash Flows for the 13 weeks ended April 28, 1996 are summarized below. The net increase in cash and cash equivalents for the 13 weeks ended April 28, 1996 was $4.6 million as compared to a decrease of $24.1 million for the same period in the prior year.

    Net cash used for operations was $27.1 million for the 13 weeks ended April 28, 1996 as compared to net cash used for operations of $18.4 million for the same period in the prior year. Inventory net of accounts payable increased $19.8 million due to a seasonal increase in inventory levels. In the other-net category, accrued payroll and other liabilities decreased, resulting from a reduction in seasonally high year-end accruals, and income taxes payable decreased due to an estimated 1995 tax payment made in March, 1996. These uses of cash were offset by income before depreciation and amortization of $8.6 million. Depreciation and amortization expense resulted primarily from leasehold improvements, store fixtures and goodwill. Depreciation expense is expected to continue to increase in the future due to continued expansion and new store openings such as those discussed below. In addition, accounts receivable and other current assets decreased due to collection of Christmas holiday co-op advertising.

    Net cash used for investing was $5.5 million for the 13 weeks ended April 28, 1996, as compared to $12.9 million for the same period in the prior year. Capital expenditures in the first 13 weeks of 1996 included $2.3 million of expenditures associated with opening stores, of which $1.2 million was used for the development of the two stores opened in the first quarter, and $1.1 million was used for stores to be opened subsequent to the first quarter. The remaining $1.9 million was used to refurbish certain existing stores and purchase computer hardware and software for the corporate office. Other assets and deferred charges increased by $1.3 million due primarily to a $0.8 million advance an a promissory note made to a developer. The toal note receivable is $7.2 million and will be repaid over 20 years, beginning in May 1996.

    Net cash provided by financing for the 13 weeks ended April 28, 1996 was $37.1 million, as compared to $7.3 million for the same period in the prior year. The increase for the first quarter of 1996 was comprised principally of borrowings under the Company's Revolving Credit Facility and, to a lesser extent, proceeds from the sale of stock through the Management Stock Purchase Plan and the Employee Stock Purchase Plan.

    Pursuant to the Company's rapid expansion program, the Company currently plans to open between 55 and 60 stores during the 1996-1997 period. Total capital expenditures in 1996 are projected to be approximately $46 million, including approximately $5 million to be expended by the Company's joint venture in Japan. In addition, the joint venture expects to pay approximately $6 million in long-term store lease deposits in 1996. The Company intends to continue to finance new stores with operating leases, assuming availability and appropriate terms. To the extent stores are not financed with operating leases, capital expenditures will be higher by approximately $3 million to $7 million per location.

                           THE SPORTS AUTHORITY, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - CONTINUED

    The Company believes that anticipated cash flows from operations, borrowings under the Revolving Credit Facility, operating leases from developers and operating leases under the Operating Lease Facility will be sufficient to satisfy its currently anticipated working capital and capital expenditure requirements through the end of 1996. The Company's Revolving Credit Facility currently provides for borrowings in a principal amount of $110 million at any one time. As of June 5, 1996, the Company had borrowings of approximately $45 million under the Revolving Credit Facility. The Operating Lease Facility provides for funding of up to $50 million of property and improvements at any one time. As of June 5, 1996, approximately $39 million was available under the Operating Lease Facility.

    The Company's working capital at April 28, 1996 was $89.7 million compared with $102.3 million at April 23, 1995, a decrease of $12.6 million. This decrease was primarily due to an increase in net borrowings of $28.8 million, as the Company held $25.4 million less cash at the beginning of fiscal year 1996 as compared to the beginning of fiscal year 1995. This was partially offset by an increase in inventory net of trade payables of $14.8 million, caused by the Company's opening of 29 stores since April 23, 1995.

SEASONALITY AND INFLATION

    The Company's business is highly seasonal, with its highest sales and operating profitability occurring in the fourth quarter, which includes the holiday selling season. In fiscal 1995, 30.8% of the Company's sales and 57.0% of its operating income occurred in the fourth quarter. The Company's expansion program generally is weighted with store openings in the second half of the fiscal year. In the future, changes in the number and timing of store openings may change seasonality trends.

    Management does not believe inflation had a material adverse effect on the financial statements for the periods presented.

                           THE SPORTS AUTHORITY, INC.

Part II.      OTHER INFORMATION

              Item 6.     Exhibits and Reports on Form 8-K

                          (a)  Exhibits:

                               See Exhibit index on Page 14

                          (b)  Reports on Form 8-K:

                                None

                           THE SPORTS AUTHORITY, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    THE SPORTS AUTHORITY, INC.

Date:  June 5, 1996                 By:  /S/ RICHARD J. LYNCH, JR.
                                         -------------------------
                                         Richard J. Lynch, Jr.
                                         President, Chief Operating Officer
                                         and Director



Date:  June 5, 1996                 By: /S/ ANTHONY F. CRUDELE
                                        ----------------------
                                        Anthony F. Crudele
                                        Senior Vice President and
                                        Chief Financial Officer
                                        (Principal Financial and
                                        Accounting Officer)


                                INDEX TO EXHIBITS

                                                                                                    SEQUENTIAL
EXHIBITS                                                                                           PAGE NUMBER
- ---------                                                                                       ----------------
10.13         1996 Stock Option and Restricted Stock Plan, incorporated
              herein by reference to Exhibit A of the Company's Proxy Statment dated
              April 25, 1996.

11.1          Computation of earnings per share                                                 15
