Form 10-Q
period 1996-07-28
SPORTS AUTHORITY INC /DE/
filed 1996-09-11
CIK 929470

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JULY 28, 1996
                               -------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934

For the transition period from ___________________ to ____________________

Commission File No. 1-13426

                           THE SPORTS AUTHORITY, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)


                     Delaware                                36-3511120
- ---------------------------------------------      -----------------------------
        (State or other jurisdiction of                  (I.R.S. Employer
        incorporation or organization)                   Identification No.)

 3383 N. State Road 7, Ft. Lauderdale, Florida              33319
- --------------------------------------------------------------------------------
        (Address of principal executive offices)         (Zip Code)

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

                 Yes     [X]                No [ ]

Number of shares of Common Stock outstanding at September 5, 1996:  31,440,066

                           THE SPORTS AUTHORITY, INC.


                               INDEX TO FORM 10-Q


                                                                                             PAGE NUMBER
                                                                                             -----------
Part I. FINANCIAL INFORMATION

              Item 1.     Financial Statements

                          Consolidated Statements of Income                                     3

                          Consolidated Balance Sheets                                           4

                          Consolidated Statements of Cash Flows                                 5

                          Notes to Consolidated Financial Statements                            6

              Item 2.     Management's Discussion and Analysis of Financial
                          Condition and Results of Operations                                   7


Part II.      OTHER INFORMATION

              Item 4.     Submission of Matters to a Vote of the Security Holders               14

              Item 6.     Exhibits and Reports on Form 8-K                                      15


SIGNATURES                                                                                      16

EXHIBITS                                                                                        17


Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                           THE SPORTS AUTHORITY, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per-share data)


                                                                13 WEEKS ENDED                     26 WEEKS ENDED
                                                           July 28,          July 23,         July 28,          July 23,
                                                              1996              1995             1996              1995
                                                        -------------     ------------      ------------     ----------
                                                                  (Unaudited)                        (Unaudited)

Sales                                                    $   331,596       $   268,348       $   602,154       $   489,943
Licensee fees and rental income                                   21                13               599               617
                                                         -----------       -----------       -----------       -----------
                                                             331,617           268,361           602,753           490,560
                                                         -----------       -----------       -----------       -----------
Cost of merchandise sold, includes
     buying and occupancy costs                              239,858           195,974           436,952           359,705
Selling, general and administrative expenses                  73,869            59,502           143,080           113,682
Pre-opening expense                                            1,871               289             2,503               940
Goodwill amortization                                            491               491               982               982
                                                         -----------       -----------       -----------       -----------
     Operating income                                         15,528            12,105            19,236            15,251
Interest expense                                                 542                57             1,078               276
                                                         -----------       -----------       -----------       -----------
Income before income taxes                                    14,986            12,048            18,158            14,975
Income tax expense                                             6,175             5,144             7,475             6,394
Minority interest                                               (372)                -              (553)                -
                                                         -----------       -----------       -----------       -----------
     Net income                                          $     9,183       $     6,904       $    11,236       $     8,581
                                                         ===========       ===========       ===========       ===========

Earnings per share                                       $      0.29       $      0.22       $      0.36       $      0.28
                                                         ===========       ===========       ===========       ===========

Weighted average shares outstanding                           31,375            31,215            31,337            31,195
                                                         ===========       ===========       ===========       ===========



           See accompanying Notes to Consolidated Financial Statements

                           THE SPORTS AUTHORITY, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                    JULY 28,        JANUARY 28,
                                                                      1996              1996
                                                                 -----------        ------------
                                                                           (Unaudited)

ASSETS
Current assets:
    Cash and cash equivalents                                    $    18,169        $     11,752
    Merchandise inventories                                          273,004             248,307
    Accounts receivable and other current assets                      40,255              30,442
    Property held for resale                                          21,083              21,063
                                                                 -----------        ------------
        Total current assets                                         352,511             311,564

Net property owned                                                   142,879             134,706
Other assets and deferred charges                                     32,228              22,950
Goodwill - net of accumulated amortization of
    $12,678 and $11,697 respectively                                  53,727              54,708
                                                                 -----------        ------------

        Total Assets                                             $   581,345        $    523,928
                                                                 ===========        ============

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
    Accounts payable - trade                                     $   155,034        $    136,344
    Accrued payrolls and other liabilities                            68,889              73,737
    Short-term debt                                                   30,514                   -
    Taxes other than income taxes                                     11,486               7,438
    Income taxes                                                       3,126              10,507
                                                                 -----------        ------------
        Total current liabilities                                    269,049             228,026
Long-term debt                                                             -                   -
Other long-term liabilities                                           20,586              18,062
                                                                 -----------        ------------
        Total liabilities                                            289,635             246,088

Minority interest                                                      1,119                 312

Stockholder's equity:
    Common stock, $.01 par value, 100,000 shares
       authorized, 31,479 issued and outstanding                         315                 209
    Additional paid-in-capital                                       245,089             241,525
    Deferred compensation and receivables from officers               (2,434)               (553)
    Retained earnings                                                 48,264              37,028
    Treasury stock, 39 shares                                           (381)               (381)
    Cumulative translation adjustment                                   (262)               (300)
                                                                 -----------        ------------
        Total stockholder's equity                                   290,591             277,528
                                                                 -----------        ------------

        Total Liabilities and Stockholder's Equity               $   581,345        $    523,928
                                                                 ===========        ============


           See accompanying Notes to Consolidated Financial Statements



                           THE SPORTS AUTHORITY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                             26 WEEKS ENDED
                                                                      -------------------------------
                                                                        JULY 28,            JULY 23,
                                                                          1996                1995
                                                                      ------------       ------------
                                                                                (Unaudited)
CASH PROVIDED BY (USED FOR):

OPERATIONS
    Net income                                                        $    11,236          $    8,581
    Adjustments to reconcile net income to operating cash flows:
        Depreciation and amortization                                      13,245               9,563
        Cumulative translation adjustment                                      38                   -
        Minority interest in net loss of joint venture                       (553)                  -
        Loss on disposal of property and equipment                             34                   -
        Increase in long-term liabilities                                   2,524               1,560
    Cash provided by (used for) current assets and liabilities:
        (Increase) decrease in inventories                                (24,697)              1,455
        (Increase) decrease in property held for resale                       (20)              2,961
        Increase (decrease) in accounts payable                            18,690             (14,395)
        Other - net                                                       (17,981)              1,151
                                                                      -----------          ----------

        Net cash provided by operations                                     2,516              10,876
                                                                      -----------          ----------

INVESTING
    Capital expenditures - owned property                                 (19,710)            (24,507)
    Other assets and deferred charges                                      (9,802)             (5,406)
                                                                      -----------          ----------

        Net cash used for investing                                       (29,512)            (29,913)
                                                                      -----------          ----------

FINANCING
    Net borrowings under Revolving Credit Facility                         30,514               5,010
    Net proceeds from sale of stock                                         1,539               1,726
    Purchase of treasury stock                                                  -                 (56)
    Minority interest in equity of joint venture                            1,360                   -
                                                                      -----------          ----------

        Net cash provided by financing                                     33,413               6,680
                                                                      -----------          ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        6,417             (12,357)
    Cash and cash equivalents at beginning of year                         11,752              37,115
                                                                      -----------          ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $    18,169          $   24,758
                                                                      ===========          ==========

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

NOTE 2:  COMMON STOCK SPLIT

    In the second quarter, the Company's Board of Directors declared a three-for-two common stock split. The additional shares of common stock were distributed on July 16, 1996 to shareholders of record as of July 1, 1996. Earnings per share and weighted average shares outstanding for periods prior to the distribution date have been restated to reflect the stock split.

Item 2.
                           THE SPORTS AUTHORITY, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

The following table sets forth the Company's income statement data as a percent of sales for the periods indicated.

                                                                13 WEEKS ENDED                     26 WEEKS ENDED
                                                           JULY 28,          JULY 23,         JULY 28,          JULY 23,
                                                              1996              1995             1996              1995
                                                        -------------     ------------      ------------     ----------
                                                                  (Unaudited)                        (Unaudited)

Sales                                                          100.0%            100.0%           100.0%            100.0%
Licensee fees and rental income                                    -                 -              0.1               0.1
                                                         -----------       -----------       ----------        ----------
                                                               100.0             100.0            100.1             100.1
Cost of merchandise sold, includes
     buying and occupancy costs                                 72.3              73.0             72.6              73.4
                                                         -----------       -----------       ----------        ----------
Gross margin                                                    27.7              27.0             27.5              26.7
Selling, general and administrative expenses                    22.3              22.2             23.8              23.2
Pre-opening expense                                              0.6               0.1              0.4               0.2
Goodwill amortization                                            0.1               0.2              0.1               0.2
                                                         -----------       -----------       ----------        ----------
Operating income                                                 4.7               4.5              3.2               3.1
Interest expense                                                 0.2                 -              0.2                 -
                                                         -----------       -----------       ----------        ----------
Income before income taxes                                       4.5               4.5              3.0               3.1
Income taxes                                                     1.8               1.9              1.2               1.3
Minority interest                                               (0.1)                -             (0.1)                -
                                                         -----------       -----------       ----------        ----------
Net income                                                       2.8%              2.6%             1.9%              1.8%
                                                         ===========       ===========       ==========        ==========



The following table sets forth the Company's store openings for the periods indicated. No stores were closed during these periods.

                                                                13 WEEKS ENDED                     26 WEEKS ENDED
                                                           July 28,          July 23,         July 28,          July 23,
                                                              1996              1995             1996              1995
                                                        -------------     ------------      ------------     ----------
                                                                  (Unaudited)                        (Unaudited)

Beginning number of stores                                       138               109               136              107
Openings                                                           5                 1                 7                3
                                                         -----------       -----------       -----------       ----------
Ending number of stores                                          143               110               143              110
                                                         ===========       ===========       ===========       ==========

                           THE SPORTS AUTHORITY, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - CONTINUED


13 WEEKS ENDED JULY 28, 1996 AND JULY 23, 1995

    Sales for the 13 weeks ended July 28, 1996 were $331.6 million, a $63.3 million, or 23.6%, increase over sales of $268.3 million for the same period in the prior year. Of the 23.6% increase in sales, 14.5%, or $39.0 million, was attributable to the inclusion of a full 13 weeks sales for the stores opened in 1995 which had no comparable store sales in the prior year; 4.8%, or $13.0 million, was attributable to the seven new stores opened in the first half of 1996; and 4.3%, or $11.3 million, was attributable to comparable store sales growth. Comparable store sales increased 4.3% and 6.2%, respectively, in the second quarter of 1996 and 1995. These increases primarily resulted from apparel, due to strong sales of licensed products, as well as fitness equipment and footwear. However, comparable store sales increased at a lower rate in 1996 versus 1995 primarily due to sluggish sales in hardlines, particularly outdoor sports products. Excluding all or a portion of the second quarter of 1996 sales from seven stores considered to be cannibalized by new store openings, comparable store sales increased 5.0% in the second quarter of 1996, as compared to 8.6% in the same period of last year after excluding all or a portion of the second quarter of 1995 sales from 11 stores considered to be cannibalized. The Company considers an existing store to be cannibalized for a period of one year from the date on which a new store overlaps its primary trade area. In calculating comparable store sales excluding cannibalized stores, sales from a cannibalized store are excluded from the calculation of total comparable sales for such months.

    Cost of merchandise sold, including buying and occupancy costs, for the 13 weeks ended July 28, 1996 was $239.9 million, or 72.3% of sales, as compared to $196.0 million, or 73.0% of sales, for the same period in the prior year. As a percent of sales, gross margin was 27.7% for 1996 and 27.0% for 1995. The major components of cost of goods sold are merchandise costs and, to a lesser extent, occupancy costs. For the 1996 period, merchandise costs as a percent of sales decreased primarily because the Company is selling more higher margin products such as footwear and apparel. Occupancy costs, which consist principally of fixed minimum rentals, increased slightly as a percent of sales due to a 3.9% reduction in average store sales volume per store in the second quarter of 1996 versus the same period in the prior year.

    Selling, general and administrative (SG&A) expenses for the 13 weeks ended July 28, 1996 were $73.9 million, or 22.3% of sales, as compared to $59.5 million, or 22.2% of sales, for the same period in the prior year. The 0.1% of sales increase in SG&A expenses was attributable to an increase in corporate general and administrative expenses due to start-up costs in the Company's joint venture in Japan, and an increase in store payroll expenses partly due to increased payroll related to the Company's TSA 2000 project which was implemented in the second half of 1995. These increases are partially offset by a decrease in advertising due to leveraging of advertising expenses in multiple store markets.

                           THE SPORTS AUTHORITY, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - CONTINUED


    Pre-opening expense for the 13 weeks ended July 28, 1996 was $1.9 million, or 0.6% of sales, as compared to $0.3 million, or 0.1% of sales, for the same period in the prior year. The increase of 0.5% of sales is attributable to opening five stores in the 1996 period versus one store in the same period in the prior year. Pre-opening expenses consist principally of store payroll expense for associate training and store preparation prior to the store opening as well as grand-opening advertising expenditures.

    Operating income for the 13 weeks ended July 28, 1996 was $15.5 million, or 4.7% of sales, as compared to operating income of $12.1 million, or 4.5% of sales, for the same period in the prior year. Operating income before pre-opening expense and goodwill amortization was $17.9 million, or 5.4% of sales, for the 13 weeks ended July 28, 1996, as compared to $12.9 million, or 4.8% of sales, for the same period in the prior year.

    Interest expense for the 13 weeks ended July 28, 1996 was $0.5 million, or 0.2% of sales, as compared to interest expense of $0.1 million (less than 0.1% of sales) for the same period in the prior year. The increase of 0.2% of sales was attributable to higher average borrowings during the second quarter of 1996 versus the same period in the prior year.

    Income tax expense for the 13 weeks ended July 28, 1996 was $6.2 million with an effective tax rate of 41.2%, as compared to income tax expense of $5.1 million with an effective tax rate of 42.7% for the same period of 1995. The decrease in the effective tax rate resulted primarily from a decrease in state taxes, and the declining effect of non-deductible goodwill expense due to the growth of the Company's pre-tax income from the second quarter of 1995 to the second quarter of 1996. This was partially offset by a net increase in taxes due to tax rate differentials in the Company's Canadian subsidiary and its joint venture in Japan.

    As a result of the foregoing factors, net income for the 13 weeks ended July 28, 1996 was $9.2 million, or 2.8% of sales, as compared to net income of $6.9 million, or 2.6% of sales, for the same period in the prior year.

26 WEEKS ENDED JULY 28, 1996 AND JULY 23, 1995

    Sales for the 26 weeks ended July 28, 1996 were $602.2 million, a $112.2 million, or 22.9%, increase over sales of $490.0 million for the same period in the prior year. Of the 22.9% increase in sales, 17.1%, or $84.2 million, was attributable to the inclusion of a full 26 weeks of sales for the stores opened in 1995 which had no comparable store sales in the prior year; 3.1%, or $15.0 million, was attributable to the seven new stores opened in the first half of 1996; and 2.7%, or $13.0 million, was attributable to comparable store sales growth. Comparable store sales increased 2.7% and 3.9%,

                           THE SPORTS AUTHORITY, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - CONTINUED


respectively, in the first half of 1996 and 1995. These increases primarily resulted from apparel, due to strong sales of licensed products, as well as fitness equipment and footwear. However, comparable store sales increased at a lower rate in 1996 versus 1995 primarily due to sluggish sales in hardlines, particularly outdoor sports products. Excluding all or a portion of the first half of 1996 sales from seven stores considered to be cannibalized by new store openings, comparable store sales increased 3.3% in the first half of 1996, as compared to 6.4% in the same period of last year after excluding all or a portion of the first half of 1995 sales from 11 stores considered to be cannibalized.

    Licensee fees and rental income for the 26 weeks ended July 28, 1996 was $0.6 million as compared to $0.6 million, for the same period in the prior year, or 0.1% of sales for both periods. Sales of snow ski merchandise in the first quarter of 1996 were flat in comparison to the prior year as the sales were more heavily weighted in the beginning of the ski season, which falls into fiscal 1995. The snow ski merchandise departments in the Company's stores are operated pursuant to a licensee agreement with a third party under which the Company receives a fee of approximately 10% of licensee snow ski merchandise sales in the Company's stores. Snow ski merchandise sales are not included in the Company's sales.

    Cost of merchandise sold, including buying and occupancy costs, for the 26 weeks ended July 28, 1996 was $437.0 million, or 72.6% of sales, as compared to $359.7 million, or 73.4% of sales, for the same period in the prior year. As a percent of sales, gross margin was 27.5% for 1996 and 26.7% for 1995. The major components of cost of goods sold are merchandise costs and, to a lesser extent, occupancy costs. For the 1996 period, merchandise costs as a percent of sales decreased primarily because the Company is selling more higher margin products such as footwear and apparel. Occupancy costs increased slightly as a percent of sales due to a 4.0% reduction in average store sales volume per store in the first half of 1996 versus the same period in the prior year.

    SG&A expenses for the 26 weeks ended July 28, 1996 were $143.1 million, or 23.8% of sales, as compared to $113.7 million, or 23.2% of sales, for the same period in the prior year. The 0.6% of sales increase in SG&A expenses was attributable to an increase in store payroll expenses partly due to increased payroll related to the Company's TSA 2000 project, which was implemented in the second half of 1995, and an increase in corporate general and administrative expenses due to start-up costs in the Company's joint venture in Japan. This is partially offset by a decrease in advertising due to leveraging of advertising expenses in multiple store markets.

    Pre-opening expense for the 26 weeks ended July 28, 1996 was $2.5 million, or 0.4% of sales, as compared to $0.9 million, or 0.2% of sales, for the same period in the prior year. The increase of 0.2% of sales is attributable to opening seven stores in the 1996 period versus three stores in the same period in the prior year.

                           THE SPORTS AUTHORITY, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - CONTINUED


    Operating income for the 26 weeks ended July 28, 1996 was $19.2 million or 3.2% of sales, as compared to operating income of $15.3 million, or 3.1% of sales, for the same period in the prior year. Operating income before pre-opening expense and goodwill amortization was $22.7 million, or 3.8% of sales, for the 26 weeks ended July 28, 1996, as compared to $17.2 million, or 3.5% of sales, for the same period in the prior year.

    Interest expense for the 26 weeks ended July 28, 1996 was $1.1 million, or 0.2% of sales, as compared to interest expense of $0.3 million (less than 0.1% of sales) for the same period in the prior year. The increase of 0.2% of sales was attributable to higher average borrowings during the first half of 1996 versus the same period in the prior year.

    Income tax expense for the 26 weeks ended July 28, 1996 was $7.5 million with an effective tax rate of 41.2%, as compared to income tax expense of $6.4 million with an effective tax rate of 42.7% for the same period of 1995. The decrease in the effective tax rate resulted primarily from a decrease in state taxes, and the declining effect of non-deductible goodwill expense due to the growth of the Company's pre-tax income from the first half of 1995 to the first half of 1996. This was partially offset by a net increase in taxes due to tax rate differentials in the Company's Canadian subsidiary and its joint venture in Japan.

    As a result of the foregoing factors, net income for the 26 weeks ended July 28, 1996 was $11.2 million or 1.9% of sales, as compared to net income of $8.6 million, or 1.8% of sales, for the same period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's principal capital requirements are to fund working capital needs and to open new stores in connection with its expansion strategy. For the 26 weeks ended July 28, 1996 these capital requirements have generally been satisfied by borrowings under the Revolving Credit Facility, cash and cash equivalents at the beginning of the year and by cash flows from operations.

    Cash flows generated by operating, investing and financing activities as reported in the Consolidated Statements of Cash Flows for the 26 weeks ended July 28, 1996 are summarized below. The net increase in cash and cash equivalents for the 26 weeks ended July 28, 1996 was $6.4 million as compared to a decrease of $12.4 million for the same period in the prior year.

    Net cash provided by operations was $2.5 million for the 26 weeks ended July 28, 1996 as compared to net cash provided by operations of $10.9 million for the same period in the prior year. Income

                           THE SPORTS AUTHORITY, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - CONTINUED


before depreciation and amortization for the 26 weeks ended July 28, 1996 was $24.5 million. Depreciation and amortization expense resulted primarily from leasehold improvements, store fixtures and goodwill. Depreciation expense is expected to continue to increase in the future due to continued expansion and new store openings such as those discussed below. In the other-net category, accrued taxes other than income taxes increased primarily due to a seasonal increase in accrued real estate taxes. These provisions of cash were offset by a seasonal increase in inventory net of accounts payable of $6.0 million. In the other-net category, accounts receivable and other current assets increased due to build-up of construction allowances for self-developed stores opening in 1996. Income taxes payable decreased due to an estimated 1995 tax payment made in March, 1996, and estimated 1996 federal and state tax payments made periodically during the first half of the year.

    Net cash used for investing was $29.5 million for the 26 weeks ended July 28, 1996, as compared to $29.9 million for the same period in the prior year. Capital expenditures in the first 26 weeks of 1996 included $13.4 million of expenditures associated with opening stores, of which $7.9 million was used for the development of the seven stores opened in the first half of 1996, and $5.5 million was used for stores to be opened subsequent to the second quarter. The remaining $6.3 million was used to refurbish certain existing stores and purchase computer hardware and software for the corporate office. Other assets and deferred charges increased by $9.8 million due primarily to the purchase of a participation in a privately placed mortgage note secured by one of the Company's stores, and the acquisition of leases of two future store locations.

    Net cash provided by financing for the 26 weeks ended July 28, 1996 was $33.4 million, as compared to $6.7 million for the same period in the prior year. The increase for the first half of 1996 was comprised principally of borrowings under the Company's Revolving Credit Facility.

    Pursuant to the Company's rapid expansion program, the Company currently plans to open between 25 and 26 stores in the second half of 1996, resulting in a total of 32 to 33 new stores opened during the year and a year-end total of 168 to 169 stores. The Company currently plans to open at least 30 stores in 1997 and to begin implementation of a logistics program involving creation of a network of regional distribution centers. Total capital expenditures in 1996 and 1997 are currently projected to be approximately $46 million and $50 million, respectively, based on the assumption that substantially all of the new stores opened in these years and the regional distribution centers will be financed through operating leases. The Company's ability to finance these stores and distribution centers in this manner will depend on the continued availability of lease financing on acceptable terms. The Company continues to evaluate various sources of financing its expansion. If the Company elects to obtain external financing to enable it to acquire more of these stores and distribution centers, projected capital expenditures would increase by approximately $4 to $6 million for each additional store purchased and owned by the Company and by approximately $15 million in 1997 for the regional distribution centers project.

                           THE SPORTS AUTHORITY, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - CONTINUED


    The Company believes that anticipated cash flows from operations, borrowings under the Revolving Credit Facility, operating leases from developers and operating leases under the Operating Lease Facility will be sufficient to satisfy its currently anticipated working capital and capital expenditure requirements through the end of 1997. The Company's Revolving Credit Facility currently provides for borrowings in a principal amount of $110 million at any one time. As of September 5, 1996, the Company had borrowings of approximately $42 million under the Revolving Credit Facility. The Operating Lease Facility provides for funding of up to $50 million of property and improvements at any one time. As of September 5, 1996, approximately $37 million was available under the Operating Lease Facility.

    The Company's working capital at July 28, 1996 was $83.5 million compared with $98.7 million at July 23, 1995, a decrease of $15.2 million. This decrease was primarily due to an increase in net borrowings of $25.5 million, as the Company held $25.4 million less cash at the beginning of fiscal year 1996 as compared to the beginning of fiscal year 1995. This was offset by an increase in inventory net of trade payables of $12.9 million, caused by the Company's opening of 33 stores since July 23, 1995.

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

                           THE SPORTS AUTHORITY, INC.



Part II.      OTHER INFORMATION

              Item 4.   Submission of Matters to a Vote of the Security Holders

              At the Annual Meeting of Stockholders held on May 30, 1996, the stockholders of the Company (i) elected Class II Directors (ii) approved the 1996 Stock Option and Restricted Stock Plan and (iii) ratified the appointment of Price Waterhouse LLP as independent accountants for the Company for the fiscal year ending January 26, 1997. The results of these votes were as follows:

              (i)
                                                                                          BROKER
                             DIRECTOR NOMINEES            FOR            WITHHELD       NON-VOTES
                             -----------------            ---            --------       ---------

                       Nicholas A. Buoniconti          15,848,797          28,124          0
                       Steve Dougherty                 15,848,582          28,339          0
                       Harold Toppel                   15,847,718          29,203          0

              Other Directors whose term of office continued after the meeting are as follows:

              Class I        Jack A. Smith
                             W. Mitt Romney

              Class III      Richard J. Lynch, Jr.
                             Carol Farmer

                                                                                                                BROKER
                                                                   FOR           AGAINST       ABSTAIN         NON-VOTES
                                                                   ---           -------       -------         ---------
               (ii)    1996 Stock Option and
                       Restricted Stock Plan                    14,417,770       252,882       15,021         1,191,248

                                                                                                                BROKER
                                                                   FOR           AGAINST       ABSTAIN         NON-VOTES
                                                                   ---           -------       -------         ---------
               (iii)   Ratification of Accountants              15,864,077         7,726        3,017             2,101

                           THE SPORTS AUTHORITY, INC.



Part II.      OTHER INFORMATION

              Item 6.     Exhibits and Reports on Form 8-K

                          (a)  Exhibits:

                               See Exhibit index on Page 17

                          (b)  Reports on Form 8-K:

                                None

                           THE SPORTS AUTHORITY, INC.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       THE SPORTS AUTHORITY, INC.



Date:  September 9, 1996               By:  /S/ RICHARD J. LYNCH, JR.
                                            -------------------------
                                             Richard J. Lynch, Jr.
                                             President, Chief Operating Officer
                                             and Director



Date:  September 9, 1996              By: /S/ ANTHONY F. CRUDELE
                                          ----------------------
                                             Anthony F. Crudele
                                             Senior Vice President and
                                             Chief Financial Officer
                                             (Principal Financial and
                                             Accounting Officer)

                                INDEX TO EXHIBITS



EXHIBITS
- --------

10.3     Management Stock Purchase Plan, as amended May 30, 1996

11.1     Computation of earnings per share