Form 10-K
period 1997-01-26
SPORTS AUTHORITY INC /DE/
filed 1997-04-24
CIK 929470

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended January 26, 1997

                           Commission File No. 1-13426

                           THE SPORTS AUTHORITY, INC.
             (Exact name of registrant as specified in its charter)


             Delaware                                       36-3511120
----------------------------------                     ------------------------
  (State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                      Identification No.)


3383 N. State Road 7 - Ft. Lauderdale, Florida                  33319
-------------------------------------------------------------------------------
   (Address of principal executive offices)                    (Zip Code)


                                 (954) 735-1701
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


           Securities registered pursuant to Section 12(b) of the Act:


  Title of each class                 Name of Each Exchange on which Registered
----------------------------          -----------------------------------------
Common Stock, $.01 par value                 The New York Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:
                                      None

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing:
$576,344,255 at the close of business on March 31, 1997.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 31,466,567 Shares of Common Stock outstanding as of March 31, 1997.

Documents Incorporated by Reference: (1) the Company's 1996 Annual Report to Stockholders incorporated partially in Parts I and II hereof and (2) the Company's Proxy Statement dated April 23, 1997, incorporated partially in Part III hereof.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     The Company is the largest operator of large format sporting goods stores in the United States in terms of both sales and number of stores and is also the largest full-line sporting goods retailer in the United States in terms of sales. At January 26, 1997, the Company operated 165 sporting goods megastores, virtually all in excess of 40,000 gross square feet, and three stores under its new format "The Sports Authority, Ltd." These "Ltd." format stores range from 9,000 - 30,000 square feet. The Company's business strategy is to offer customers extensive selections of quality, brand name sporting equipment and athletic and active footwear and apparel, everyday fair prices and premium customer service. The Company has an international presence, with 159 stores in 27 states in the United States, six stores in Canada and three stores in Japan operated by a joint venture 51% owned by the Company. The Company had sales of approximately $1,271.3 million in 1996, a 21.5% increase over 1995. The Company is the first full-line sporting goods retailer to have achieved annual revenues in excess of $1 billion.

     The Company was founded by Jack A. Smith, its current Chairman and Chief Executive Officer, who opened the first store in Fort Lauderdale, Florida in 1987. During the following two years, the Company added nine more stores. In 1990, the Company was acquired by Kmart Corporation ("Kmart"), which provided additional capital to fund the Company's expansion program as well as its continual investment in infrastructure and technology. Following public offerings in November 1994 and October 1995, Kmart no longer owns any interest in the Company.

INDUSTRY OVERVIEW

     According to the National Sporting Goods Association ("NSGA"), total U.S. retail sales of sporting goods (including sporting equipment, athletic footwear and apparel) exceeded $36 billion in 1995. The retail sporting goods industry is comprised of four principal categories of retailers: (i) traditional sporting goods retailers, (ii) specialty sporting goods retailers, (iii) large format sporting goods retailers and (iv) mass merchandisers.

     Large format sporting goods retailers represent an increasing percentage of the retail sporting goods market in the United States. In 1995, the top three large format sporting goods retailers (including the Company) represented approximately 6% of the retail sporting goods sales, with the Company's sales being greater than the sales of the other two combined.

     The sporting goods industry in the United States is characterized by fragmented competition, limited assortments from traditional sporting goods retailers, customer preference for one-stop shopping convenience, reduced mall shopping and a growing importance of delivering value to the customer through selection, service and price. Management believes that these characteristics of the sporting goods industry make the large format operators particularly well suited to grow and increase their market share relative to the traditional sporting goods retailers, specialty sporting goods retailers and mass merchandisers.

BUSINESS STRATEGY

     The Company's business strategy is to consistently offer the extensive selection and competitive pricing associated with category dominant retailers while, at the same time, offering the brand names and professional service associated with smaller specialty shops and pro shops. The key elements of this strategy are as follows:

     MEGASTORE FORMAT. The Company operates large format stores, virtually all of which are in excess of 40,000 gross square feet. This megastore format enables the Company to provide under one roof an extensive selection of merchandise for sports and leisure activities that ordinarily are associated with specialty shops and pro shops, such as golf, tennis, snow skiing, cycling, hunting, fishing, bowling, archery, boating and water sports, as well as for activities ordinarily associated with traditional sporting goods retailers, such as team sports, physical fitness, and men's, women's and children's athletic and active apparel and footwear. Each megastore offers approximately 45,000 active SKUs (excluding discontinued items) across 16 major departments. The Company's megastores provide ease of shopping through pleasant and well-designed store layouts, informative and easily identifiable signage, individual price ticketing of each product, speedy and courteous check-out, easy store access and convenient customer parking.

     QUALITY BRAND NAME SPORTING GOODS. The Company's merchandising strategy is to offer the largest breadth and depth of selection in quality brand name sporting goods in each of its over 1,200 merchandise classifications. The Company's comprehensive merchandise assortment includes over 900 brand names, including Adidas, Asics, Champion, Coleman, Columbia, Ektelon, Fila, Huffy, K2, Nike, Prince, Pro Player, Rawlings, Reebok, Rollerblade, Rossignol, Russell, Spalding, Starter, Teva, Timberland and Wilson. The Company utilizes a sophisticated inventory management system in conjunction with strong store operating controls to achieve optimal in-stock levels of brand name merchandise.

     PREMIUM CUSTOMER SERVICE. The Company seeks to distinguish itself from other large format sporting goods retailers, traditional sporting goods retailers and mass merchandisers by emphasizing the higher levels of customer service generally associated with smaller specialty stores and pro shops. In addition to hiring many sales associates who are sports enthusiasts skilled in various disciplines, the Company provides extensive training for its sales associates and offers incentives that reward achievement of customer service goals.

     EVERYDAY FAIR PRICES. The Company maintains a policy of consistent everyday fair pricing that focuses on depth and breadth of merchandise and customer service relative to price and is designed to assure customers that they will receive good value at the Company's stores. The Company's everyday fair pricing policy is to maintain prices that are generally below prices at specialty sporting goods retailers and comparable with prices at traditional sporting goods retailers and other sporting goods superstores. Unlike many of its large format competitors, the Company generally does not take temporary price reductions to promote product sales. The Company also seeks to be a price leader on certain highly identifiable items.

     FOCUS ON MULTI-STORE MARKETS. The Company seeks to establish a significant presence in each of its markets and pursues a store expansion strategy that primarily focuses on opening multiple stores in its markets. This focus enables the Company to obtain significant market penetration and to leverage management and advertising expenses, thereby achieving greater economies of scale. In addition, the Company believes its multi-store expansion strategy results in greater name recognition and enhanced customer convenience in each market. The Company believes that achieving greater market penetration will enable it to compete more effectively and increase profitability and return on capital over the long term. While the Company's expansion strategy is primarily focused on multi-store markets, it will enter smaller markets where the anticipated returns justify opening a single store.

EXPANSION

     The Company has engaged in a rapid expansion program. The following table sets forth certain information regarding the Company's expansion program during the fiscal years indicated:

                                        NEW STORES
                               ----------------------------
                                               MARKET
                                        -------------------    NO. OF STORES     GROSS SQUARE
                                                                AT PERIOD           FEET
           YEAR                TOTAL     NEW      EXISTING         END           AT PERIOD END
           ----               ------    -----     --------     -------------     -------------

1992...................         20         9        11             56              2,391,739
1993...................         24         8        16             80              3,415,200
1994...................         27         5        22            107              4,618,400
1995...................         29        15        14            136              5,899,117
1996...................         32         7        25            168              7,290,549

     In 1996, the Company opened 32 stores for a total of 168 stores at the end of the year, including six stores in Canada, three stores in Japan operated by a joint venture 51% owned by the Company and three smaller format stores in New York City under the name "The Sports Authority, Ltd." The markets in which these stores are located are listed in Item 2. The Company currently plans to open between 70 and 80 new stores during the next two years. The rate of the Company's expansion will depend, among other things, on general economic and business conditions affecting consumer confidence and spending, the availability of qualified management personnel, the availability of desirable locations, the negotiation of acceptable lease or purchase terms, the availability of adequate capital and its ability to manage the operational aspects of its growth. The Company's ability to maintain an aggressive growth rate will be dependent upon its ability to open new stores. There can be no assurance that the Company will sustain the growth in the number of stores and the revenue growth achieved historically or that it will maintain consistent levels of profitability, particularly as it expands into markets now served by other large format sporting goods retailers and mass merchandisers.

     The Company's expansion program includes opening stores internationally. The Company operates six stores in Canada and three stores in Japan. In addition, the Company is considering expansion into other countries. There can be no assurance that the retail formula for the Company's stores that has worked successfully to date in the United States will work successfully in foreign markets. Further, in addition to the risks associated with its expansion program generally, the success of the Company's stores in foreign markets will depend on the Company's ability to source and ship merchandise and to address particular challenges in each country it enters, such as the availability of a suitable workforce, the condition of the local real estate market, applicable regulatory requirements, the stability of such country's currency and the overall economic and political climate.

     The Company's expansion strategy focuses primarily on multi-store markets where it can achieve significant market penetration and can leverage management personnel and advertising expenses. For example, more than two-thirds of those stores that were opened or are planned to be opened in 1996 and 1997 are in the Company's existing markets. This strategy has resulted in some cannibalization of sales at existing stores. While management believes that achieving greater market penetration will enable the Company to compete more effectively and increase profitability and return on capital in the long term, there can be no assurance that the level of cannibalization that results in the future will not adversely affect the Company's sales and profitability.

     In analyzing a new market, the Company evaluates that market's potential in terms of total number of store locations. Sites are selected based on regional access, co-tenancy, available lease or purchase terms, visibility, parking, demographics (such as income levels and distribution, age and family size), population and proximity to competition. In general, the Company's site selection strategy is designed to maximize profitability and market share.

     The Company traditionally has obtained new store locations through long-term operating leases. On an operating lease basis, the cost of opening a new store consists primarily of the investment in inventory, the cost of furniture, fixtures and equipment and pre-opening expenses, such as the costs associated with training employees and stocking the store. Inventory for a new store is estimated to cost approximately $1.6 million, with average vendor payables equal to approximately 50% of the initial inventory, for a net initial investment of approximately $0.8 million. The cost of furniture, fixtures and equipment for a new store is approximately $0.7 million. Pre-opening expenses, which are expensed in the month in which the store opens, typically average approximately $0.3 million and include grand opening advertising expenses averaging approximately $0.1 million per store. If the Company purchases the land and building, there would be an additional capital expenditure of approximately $4 million to $8 million to open each such store. If the site requires a retrofit of an existing building, costs (excluding furniture, fixtures and equipment) approximate $1.4 million. However, for projected higher volume stores in densely populated urban areas (New York City and Chicago, for example) retrofit costs tend to be significantly higher. The Company currently plans to continue to finance a majority of its new stores with operating leases, assuming availability and appropriate terms, and currently plans to acquire, develop and own a number of its new stores. Due to the Company's increasing focus on self-development and its decision to begin implementation of a logistics program in 1997 involving creating a network of regional distribution centers (see "Purchasing and Distribution" below), the Company expects that its capital expenditures will be approximately $130 million in 1997.

STORES AND CUSTOMER SERVICE

     The Company's megastores average in excess of 40,000 gross square feet. The stores are located primarily in regional strip or power centers that generally have tenants that are value-oriented large format retailers, and a small percentage are located in malls and stand alone locations. Unlike warehouse stores, the interior of each store creates a pleasant shopping environment, with carpet and resilient tile floor coverings, high ceilings, bright lighting, wide aisles, extensive category signage, high perimeter "H" frame type racks, "ladder style" apparel fixtures and product statement shops, which promote technical products of leading vendors. Each store displays merchandise in accordance with centrally developed presentation standards. These standards are designed to provide logical department adjacencies to promote convenience and multiple purchases of related items. The layouts for each department are also centrally developed to ensure that each store utilizes display techniques to highlight merchandise and present a consistent and attractive shopping environment. The Company believes that its sales per gross square foot and inventory turnover are enhanced due to the manner in which it uses its square footage for sales purposes.

     The Company believes customers want an easy shopping environment and therefore seeks to make shopping at its stores as convenient as possible through its extensive in-store signage and department placement. For example, the athletic and active footwear department is located at the front of the store. The Company continues to refine its store layout and signage, and in particular is increasing point-of-purchase product information. Furthermore, as part of its commitment to a high level of customer service, the Company is now utilizing bar code scanners in all of its stores.

     The Company divides selling and non-selling functions in order to allow its sales associates to devote their full attention to assisting customers. Non-selling duties, such as receiving and stocking, are performed immediately prior to opening or shortly after closing.

     The Company believes that its premium customer service, training of store-level management, continual investment in technology and infrastructure and attentiveness to loss prevention practices have contributed to a relatively low rate of inventory shrinkage at the Company. On average, for the last three years, the Company's shrinkage, expressed as a percentage of sales, has been approximately 0.7% at retail, or 0.4% at cost.

MERCHANDISING

     The Company's merchandising strategy focuses on offering a broader and deeper selection of quality, brand name merchandise than is generally available in traditional sporting goods retailers. The Company's comprehensive merchandise assortment consists of a wide variety of sports equipment, apparel, footwear and accessories and is designed to meet all of the sporting goods needs of its customers, from the serious sports enthusiast to the weekend athlete. Each megastore offers approximately 45,000 active SKUs (excluding discontinued items) across more than 1,200 merchandise classifications.

     The Company also tailors merchandise assortment and store space allocation to reflect customer preferences at each store location. This is accomplished by recognizing differences related to the region or market in which such store is located, as well as by recognizing subtle differences related to the demographics of the surrounding communities. This store-by-store merchandising involves differences in brands, sizes, colors, fabrication and timing of the assortment and the space allocated to present such merchandise.

     The Company's stores offer an extensive selection of both hard lines, which consist of equipment for team sports, fitness, hunting, fishing, camping, golf, racquet sports, cycling, water sports, marine, snow sports and general merchandise, and soft lines, which consist of athletic and active footwear and apparel. The following table sets forth the approximate percentage of sales attributable to hard lines and soft lines for the periods presented:

                                                       PERCENTAGE OF NET SALES
                                                       -----------------------
                                                                 YEAR
                                                       -----------------------
MERCHANDISE GROUP                                       1996     1995     1994
-----------------                                       ----     ----     ----
Hard lines....................................            50%      53%      56%
Soft lines:
    Apparel...................................            22       20       19
    Footwear..................................            28       27       25
                                                         ---      ---      ---
         Subtotal soft lines..................            50       47       44
                                                         ---      ---      ---
Total.........................................           100%     100%     100%
                                                         ===      ===      ===

     The hard lines and soft lines sold by the Company include the following merchandise categories:

     ATHLETIC AND ACTIVE FOOTWEAR. Each of the Company's stores carries a complete line of athletic footwear for a wide variety of activities and for a broad range of experience levels. A typical store carries more than 500 styles of footwear. This footwear selection includes athletic shoes for running, football, basketball, baseball, tennis, wrestling, aerobics, walking, soccer, cross-training, hiking, hunting, bowling, golf and lifestyle. An important product category within the Company's footwear department is recreational, street hockey and aggressive in-line skates as well as socks and accessories.

     MEN'S AND LADIES' ATHLETIC AND ACTIVE APPAREL. Each of the Company's stores carries both general active and leisure apparel and apparel designed and fabricated for specific sports. General active and leisure apparel includes t-shirts, fleece, warm-ups, shorts and polo shirts from vendors such as Nike, Reebok, Adidas, Russell, Starter and Champion. Apparel for specific sports ranges from entry level to highly technical for golf, tennis, running, aerobics, biking, swimming, weight lifting, baseball, football, soccer, lacrosse, volleyball, hockey and skiing.

     LICENSED APPAREL. This category includes hats, t-shirts, shorts, pants, sweatshirts and outerwear from prominent colleges and the professional sports of baseball, basketball, football and hockey. Additionally, both replica and authentic jerseys are available for professional and college sports teams. This category also includes children's athletic and active licensed apparel.

     HUNTING, FISHING AND CAMPING. A vast assortment of merchandise is carried in the Company's stores to satisfy the needs of outdoor sports enthusiasts of all levels of experience. Camping and backpacking merchandise includes tents, sleeping bags, lanterns, flashlights, grills, coolers and accessories. For fishing and hunting, each of the Company's stores sells rods, reels, fishing line, terminal tackle, tackle boxes, fishing nets, firearms, ammunition, scopes, binoculars, archery equipment and accessories.

     TEAM SPORTS. Each of the Company's stores carries a full range of merchandise for basketball, football, soccer, baseball, ice and off-ice hockey, volleyball, table tennis, billiards, bowling, darts and lawn games.

     GOLF AND RACQUET SPORTS. The Company carries a broad selection of merchandise for golf and racquet sport enthusiasts. For the golfer, each of the Company's stores stocks golf clubs, golf bags, golf balls, golf accessories, putting machines, teaching aids and instructional videos. Each store also carries a variety of tennis, racquetball, squash and badminton rackets, as well as tennis balls, racquet balls, squash balls, shuttlecocks, tennis nets, badminton nets and replacement grips. The Company offers customers the option of having their tennis racquets strung by stringers certified by the United States Racket Stringers Association.

     FITNESS. A wide range of fitness equipment is offered at each of the Company's stores, including fitness riders, steppers, treadmills, rowing machines, stationary bicycles, home gyms, weight benches, free weights, dumbbells, boxing and martial arts equipment, and a broad selection of handheld exercise equipment. Also carried in this category are food supplements.

     WATER SPORTS AND MARINE. Water sports and marine merchandise includes an array of merchandise for boating and for water sports such as swimming, water skiing, jet skiing, SCUBA diving and snorkeling. This merchandise includes water skis, boogie boards, wetsuits, SCUBA gear, fins, masks, snorkels, towable inflatables and life vests.

     CYCLING. Each of the Company's stores sells a wide variety of bicycles for various types of cycling, including mountain bikes, hybrid bikes (for on and off road) as well as extreme sports bikes (BMX and Trick) and a large variety of skateboards. In addition, the Company carries accessories such as cycling gloves, helmets and water bottles.

     GENERAL MERCHANDISE. Each of the Company's stores carries a wide variety of general merchandise to complement its comprehensive selection of sport specific merchandise. This merchandise includes videos, magazines, books, sunglasses and watches and licensed team novelties such as mugs, clocks, helmets, pennants, bumper stickers and key chains.

     SNOW SKI DEPARTMENT. The snow ski department in the Company's North American stores is operated by a group of regional licensees, all operating under the overview of the principal licensee, Green Mountain Corporation. All licensees also operate their own specialty snow ski shops. These licensees are responsible for assorting, pricing and merchandising the snow ski department in each store as well as staffing and maintenance and tuning of ski equipment. Determination of assortment, pricing, inventory levels and merchandise presentation is done in conjunction with the Company's merchandising management. The Company believes that, as a result of the practice of using licensees to operate the snow ski department, its stores have a better geographical merchandising assortment and additional brand name snow ski products in both apparel and hardgoods categories than traditional sporting goods retailers. The snow ski department in the Company's stores in Japan is operated directly by the Company.

PURCHASING AND DISTRIBUTION

     The Company maintains its own central buying staff and a central replenishment and allocation staff. This staff manages the planning system, allocates fashion and seasonal merchandise, replenishes basic merchandise and coordinates the distribution of all merchandise.

     Using a detailed merchandise planning system, the merchandise mix for each store is selected by the central buying staff in consultation with district and store managers. The system allows the Company to manage its sales and inventory levels by store at the subclass level. The Company also uses an automated allocation system to allocate non-reorderable merchandise to stores based on planned sales and inventory at the SKU level, as well as recent sales trends and inventory position. The Company also utilizes an automated replenishment system for approximately 40% of its active assortment based upon specific in-stock requirements utilizing statistically based sales forecasting. This automatic replenishment system balances the need to provide high in-stock positions to satisfy customer demand with the costs associated with carrying such inventory.

     The Company currently purchases merchandise from over 1,000 vendors and, in fiscal 1996, the Company's largest vendor, Nike, Inc., accounted for approximately 13% of its total merchandise purchased. The Company does not maintain any long-term or exclusive commitments or arrangements to purchase from any vendor. The Company is either the largest or one of the largest customers for many of its vendors. For most vendors, the Company is the largest per store seller of that vendor's merchandise. As the number of stores increases pursuant to its store expansion plan, the Company believes it will continue to obtain sufficient merchandise for all of its stores on a timely basis.

     More than 85% of the dollar value of the Company's merchandise is shipped directly to each store by vendors. In addition, the Company uses a small contract break bulk operation located in New Jersey to distribute certain orders, primarily for athletic and active footwear. In addition, the Company operates offsite receiving operations in New Jersey, Southeast Florida and Southern California to service certain stores in the New York metropolitan area, Southeast Florida and Alaska, Hawaii and Japan respectively.

     In 1996, the Company began the planning phase of a logistics initiative designed to enhance the ordering, transporting and receiving of merchandise. Under the initiative, the Company will be establishing Regional Distribution Centers ("RDC's") to receive and allocate merchandise to the Company's stores. The RDC's will serve as flow-through facilities, not storage warehouses. Large quantities of merchandise will be received at the facility, made "floor ready", and subsequently allocated and distributed to the stores. The Company believes that the establishment of the RDC's will result in transportation, payroll and merchandise cost savings. The Company is currently considering four distribution centers over the next 2 to 3 years, with the initial distribution center expected to be operational by the Spring of 1998.

MANAGEMENT INFORMATION SYSTEMS

     Since its inception, the Company has implemented sophisticated management information systems that integrate purchasing, receiving, sales and perpetual inventory data on a daily basis. These systems have enabled the Company to maintain strong financial controls and to manage its inventory. The inventory management systems manage all aspects of inventory control from order placement through elimination of aged inventory. These systems include the functions of automated replenishment, automated merchandising planning and allocation, electronic data interchange and daily tracking of in-stock levels by item and location. Management believes that these systems also have sufficient capacity and flexibility to enable the Company to systematically manage the implementation of its expansion strategy.

     The Company currently employs point-of-sale ("POS") terminals in all of its stores, which provide price look-up capabilities and SKU-level sales data, capture customer zip code data and initiate requests for authorization of the different credit and check tenders accepted by the Company. In 1995, the Company installed bar code scanners in all of its stores. The Company also utilizes small IBM AS/400 computers at store level as in-store processors to record merchandise receipts, produce price tickets, maintain SKU-level perpetual inventories, provide time keeping information and for general data inquiry. These in-store processors communicate interactively with central AS/400 computers to exchange data created at store level and the Company's corporate offices. These processors are intended to provide local management with the ability to more closely manage inventory productivity and merchandise space planning, as well as reduce the amount of employee time spent on non-selling functions.

     In 1996, the Company switched to frame relay technology in all stores to exchange data between the POS system and processors at store level with central AS/400 computers utilized by corporate staff to support store operations. This change produced a more reliable, lower cost technology to provide the greater transmission capacity that is required to support the Company's expanding communication needs.

ADVERTISING AND PROMOTION

     The Company seeks to maintain name recognition and market penetration through broadcast media, newspaper ads and inserts, billboards and sports sponsorships. Because of the heavy brand name orientation of the Company's merchandise assortment, the Company's advertising impact is supplemented by advertising of manufacturers and distributors of brand name products, including products promoted on infomercials. In connection with entering a new market, the Company uses extensive billboard, radio, and newspaper advertising to establish name recognition in that market. The focus on multi-store markets enables the Company to leverage a substantial portion of advertising costs.

COMPETITION

     The retail sporting goods industry is highly competitive and is comprised of the following four principal categories of retailers:

     TRADITIONAL SPORTING GOODS RETAILERS. Traditional sporting goods retailers tend to have relatively small stores, generally ranging in size from 5,000 to 20,000 square feet, frequently located in malls or strip centers (e.g., Modell's, Champs). These stores typically carry limited quantities of each item in their assortment and generally offer a more limited selection at higher prices than large format stores.

     SPECIALTY SPORTING GOODS RETAILERS. Specialty sporting goods retailers include specialty shops, ranging in size from 1,000 to 10,000 square feet, frequently located in malls (e.g., Foot Locker, Foot Action), and also include pro shops that often are single store operations. These stores typically carry a wide assortment of one specific product category, such as athletic shoes or golf or tennis equipment, and generally have higher prices than large format stores.

     LARGE FORMAT SPORTING GOODS RETAILERS. Large format stores such as the Company's stores generally range in size from 30,000 to 70,000 square feet, offer a broad selection of brand name sporting goods merchandise and tend to be either anchor stores in strip malls or free-standing locations (e.g., Sportmart, Jumbo Sports and Dick's Clothing and Sporting Goods). In addition, other large format sporting goods retailers compete with certain product categories sold by the Company (e.g., Just For Feet in footwear and Gander Mountain in outdoor sporting products).

     MASS MERCHANDISERS. Mass merchandisers are large stores, generally ranging in size from 50,000 to 200,000 square feet, that feature sporting equipment as only a small portion of all merchandise carried, and are located primarily in strip centers or free-standing locations (e.g., Wal*Mart and Kmart). These stores have limited selection and fewer brand names and also typically do not offer the customer service offered by sporting goods retailers.

     The Company believes that the principal strengths with which it competes are premium customer service, a broad assortment of brand name merchandise, ease of shopping and everyday fair pricing.

TRADEMARKS AND SERVICE MARKS

     The Company uses "The Sports Authority" as its trade name and applies to qualify to do business as such in each jurisdiction where it operates stores. The trademarks and service marks THE SPORTS AUTHORITY/registered trademark/, AUTHORITY/registered trademark/, THE SPORTS AUTHORITY & Design/registered trademark/, THE SKI AUTHORITY/registered trademark/, THE KNIFE AUTHORITY/registered trademark/, THE LOW PRICE AUTHORITY/registered trademark/, THE CLUB AUTHORITY/registered trademark/ and THE BAG AUTHORITY/registered trademark/ are registered in the U.S. Patent and Trademark Office. The Company uses a family of marks which feature the word AUTHORITY. Many of these marks are the subject of pending applications for registration in the U.S., Canada, Japan and elsewhere. The Company has continued the process of registering its principal trademarks and service marks throughout the world on a strategic basis. The Company vigorously protects its trademarks, service marks and trade name from infringement throughout the world. Use of these marks in the U.S. and Canada is under license from Intelligent Sports, Inc., a wholly-owned subsidiary of the Company.

ASSOCIATES

     As of January 26, 1997, the Company had a total of approximately 5,500 full-time and approximately 5,200 part-time associates. Of these, approximately 10,100 were employed in the Company's stores and approximately 600 were employed in corporate office positions. None of the Company's associates is covered by collective bargaining agreements. The Company endeavors to promote new store management from its existing personnel. The Company believes that its relationships with its associates are good.

SEASONALITY

     The Company's business is highly seasonal, with its highest sales and operating profitability occurring in the fourth quarter, which includes the holiday selling season. In fiscal 1996, 29.6% of the Company's sales and 55.4% of its operating income occurred in the fourth quarter compared to 30.8% and 57.0%, respectively in 1995. The Company's expansion program generally is weighted toward store openings in the second half of the fiscal year. In the future, changes in the number and timing of store openings and consumer buying habits, particularly in the holiday selling season, may change seasonality trends.

ITEM 2.  PROPERTIES

     The following table sets forth certain information as of January 26, 1997 regarding the markets in which the Company currently has stores.

         UNITED STATES REGIONS/METROPOLITAN AREA               NUMBER OF STORES
         ---------------------------------------               ----------------

NORTHEAST
    Baltimore..................................................      3
    Boston ....................................................      5
    Hartford/North Haven.......................................      3
    New York ..................................................     22
    Philadelphia ..............................................      7
    Providence.................................................      2
    Washington, D.C. ..........................................     11
                                                                 -----
         SUBTOTAL NORTHEAST....................................     53

SOUTHEAST
    Atlanta....................................................     11
    Charleston.................................................      1
    Charlotte..................................................      2
    Chattanooga................................................      1
    Ft. Myers..................................................      1
    Gainesville, FL............................................      1
    Greensboro.................................................      1
    Greenville, SC.............................................      1
    Jacksonville...............................................      2
    Naples.....................................................      1
    New Orleans................................................      2
    Norfolk/Hampton............................................      3
    Orlando....................................................      6
    Southeast Florida..........................................     13
    Tampa Bay..................................................      7
    Winston-Salem..............................................      1
                                                                   ---
         SUBTOTAL SOUTHEAST....................................     54

MIDWEST
    Chicago....................................................     13
    Detroit....................................................      8
    St. Louis..................................................      4
                                                                  ----
         SUBTOTAL MIDWEST......................................     25

SOUTHWEST

    Las Vegas..................................................      3
    Phoenix....................................................      6
    San Antonio................................................      2
    Tucson.....................................................      1
                                                                  ----
         SUBTOTAL SOUTHWEST....................................     12

NORTHWEST
    Anchorage..................................................      1
    Seattle/Tacoma.............................................      4
                                                                  ----
         SUBTOTAL NORTHWEST....................................      5

WEST
    Honolulu...................................................      2
    Los Angeles................................................      2
    Sacramento.................................................      2
    San Diego..................................................      4
                                                                  ----
         SUBTOTAL WEST.........................................     10
                                                                  ----
SUBTOTAL UNITED STATES.........................................    159
                                                                   ---

                            CANADA/METROPOLITAN AREA

    Toronto....................................................      6
                                                                  ----
SUBTOTAL CANADA................................................      6
                                                                  ----

                             JAPAN/METROPOLITAN AREA

    Nagoya.....................................................      3
                                                                  ----
SUBTOTAL JAPAN.................................................      3
                                                                  ----

TOTAL ALL COUNTRIES............................................    168
                                                                   ===

     The Company occupies 151 stores pursuant to long-term leases. The leases typically provide for an initial 15 to 25 year term with multiple five-year renewal options. In most cases, the Company's leases provide for minimum annual rent subject to periodic adjustments, plus other charges, including a proportionate share of taxes, insurance and common area maintenance. Seventy of the Company's store leases are guaranteed by Kmart. In addition, the Company owns 17 of its stores.

     The Company leases a building at 3383 N. State Road 7, Fort Lauderdale, Florida, containing approximately 98,000 square feet, that houses its corporate offices, with a remaining primary term of 11 years with two 10-year renewal options.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is from time to time involved in routine litigation incidental to the conduct of its business. The Company believes that no currently pending litigation to which it is a party will have a material adverse effect on its financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

PRICE RANGE OF COMMON STOCK

     The Common Stock of the Company is traded on the New York Stock Exchange (the "NYSE") under the symbol "TSA". The following table sets forth, for the fiscal quarters indicated, the high and low market prices for the Common Stock as reported on the NYSE, as adjusted to reflect a three-for-two stock split effected on July 16, 1996, for the past two fiscal years of the Company.

                                                               HIGH       LOW
                                                               -----     -----

         Fiscal 1995
               1st Quarter ...............................     14.25     11.25
               2nd Quarter ...............................     16.33     11.42
               3rd Quarter ...............................     20.17     16.00
               4th Quarter ...............................     16.67     11.25
         Fiscal 1996
               1st Quarter ...............................     20.25     12.50
               2nd Quarter ...............................     24.17     19.17
               3rd Quarter ...............................     29.00     18.50
               4th Quarter ...............................     26.38     16.50

     As of March 31, 1997, the Company had approximately 850 shareholders of record.

DIVIDEND POLICY

     The Company did not declare any dividends in 1995 or 1996 and intends to retain its earnings to finance future growth. Therefore, the Company does not anticipate paying any cash dividends in the foreseeable future. The declaration and payment of dividends, if any, is subject to the discretion of the Board of Directors and to certain limitations under the General Corporation Law of the State of Delaware. In addition, the Company's Revolving Credit Facility and Lease Guaranty Agreement contain restrictions on the Company's ability to pay dividends. See Note 8 to the Financial Statements on page 26 of the Company's 1996 Annual Report to Stockholders, which pages are incorporated herein by reference. The timing, amount and form of dividends, if any, will depend, among other things, on the Company's results of operations, financial condition, cash requirements and other factors deemed relevant by the Board of Directors.

ITEM 6. SELECTED FINANCIAL DATA

     The information required by this Item 6 is incorporated herein by reference to the information under the caption "Selected Consolidated Financial Information" on page 10 of the Company's 1996 Annual Report to Stockholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this Item 7 is incorporated herein by reference to the information under the caption "Management's Discussion and Analysis" on pages 11-15 of the Company's 1996 Annual Report to Stockholders.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item 8 is incorporated herein by reference to the information on pages 18-31 of the Company's 1996 Annual Report to Stockholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company are as follows:

     Jack A. Smith, age 61. Mr. Smith founded the Company and has served as Chairman of the Board since the Initial Public Offering on November 23, 1994, and as Chief Executive Officer and a Director since its inception in 1987. He also served as President of the Company from its inception to February 1996. Previously Mr. Smith served in various senior management positions, including Chief Operations Officer, with Herman's Sporting Goods, Inc., a retail sporting goods chain, from 1981 to 1987.

     Richard J. Lynch, Jr., age 45. Mr. Lynch has served as President and Chief Operating Officer of the Company since February 1996 and as a Director since June 1990. He previously served as Senior Vice President and Chief Financial Officer of the Company from January 1991 to February 1996. Mr. Lynch joined the Company as Vice President and Chief Financial Officer in June 1988 after serving as Chief Financial Officer for The Sports Club, Inc., a retail sporting goods chain, from 1986 to 1987, and as Chief Financial Officer at various retail divisions of W. R. Grace and Co. from 1978 to 1986.

     Robert J. Timinski, age 49. Mr. Timinski has served as Senior Vice President and General Merchandise Manager since January 1993. Prior to joining the Company, he served as Executive Vice President of Odyssey USA, Inc., a manufacturer of outerwear and outdoor products, from 1990 to 1992 and in various senior level positions at Herman's Sporting Goods, Inc. from 1978 to 1990, including Executive Vice President and Chief Merchandise Officer from 1987 to 1990 and Senior Vice President and General Merchandise Manager from 1986 to 1987.

     Arnold D. Sedel, age 59. Mr. Sedel has served as Senior Vice President, Stores since January 1991. He joined the Company as Vice President of Operations in August 1988 after having served as Senior Vice President, Operations for Herman's Sporting Goods, Inc. from 1982 to 1987 and as President of The Sporting Goods Warehouse, a retail sporting goods chain, from 1975 to 1981.

     Samuel G. Allen, age 47. Mr. Allen joined the Company in April 1995 as International President. Prior thereto, Mr. Allen served as President and Chief Executive Officer of Sport Chalet, Inc., a retail sporting goods chain, since 1984.

     Anthony F. Crudele, age 40. Mr. Crudele has served as Senior Vice President and Chief Financial Officer since February 1996. He previously served as Vice President and Controller of the Company from January 1991 to February 1996. Mr. Crudele joined the Company as Controller in April 1989 after serving in various positions at Price Waterhouse from 1981 to 1989.

     There is no family relationship between any of these executive officers or between any such officer and any Director of the Company. The remaining information required by this Item 10 is incorporated herein by reference to the information under the captions "Election of Directors" and "Section 16(a) - Beneficial Ownership Reporting Compliance" on pages 2-5 and 15-16, respectively, of the Company's Proxy Statement dated April 23, 1997.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item 11 is incorporated herein by reference to the information under the caption "Executive Compensation" on pages 5-13 of the Company's Proxy Statement dated April 23, 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item 12 is incorporated herein by reference to the information under the caption "Ownership of Common Stock" on pages 14-15 of the Company's Proxy Statement dated April 23, 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item 13 is incorporated herein by reference to the information under the caption "Certain Transactions" on page 16 of the Company's Proxy Statement dated April 23, 1997.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed with, and as a part of, this Annual Report on Form 10-K.

     1.  FINANCIAL STATEMENTS.

         The financial statements incorporated herein by reference to the information found on pages 17-31 of the Company's 1996 Annual Report to Stockholders to be furnished to the Securities and Exchange Commission are as follows:

         Report of Independent Certified Public Accountants
         Consolidated Statements of Income
         Consolidated Balance Sheets
         Consolidated Statements of Stockholders' Equity
         Consolidated Statements of Cash Flows
         Notes to Consolidated Financial Statements

     2.  EXHIBITS.

         See Exhibit Index on Pages 22-24

     (b)  Reports on Form 8-K.

         None

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        THE SPORTS AUTHORITY, INC.

Date:   APRIL 18, 1997            By:   /s/ JACK A. SMITH
                                        -----------------
                                        Jack A. Smith, Chairman of the Board
                                        and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

               SIGNATURE                         TITLE                            DATE
               ---------                         -----                            ----

         /S/ JACK A. SMITH                  Chairman of the Board,           APRIL 18, 1997
         ---------------------------        Chief Executive Officer
         Jack A. Smith                      and Director
                                            (Principal Executive Officer)


         /S/ RICHARD J. LYNCH, JR.          President, Chief                 APRIL 18, 1997
         ---------------------------        Operating Officer and
         Richard J. Lynch, Jr.              Director


         /S/ ANTHONY F. CRUDELE             Senior Vice President and        APRIL 18, 1997
         ---------------------------        Chief Financial Officer
         Anthony F. Crudele                 (Principan Financial and
                                            Accounting Officer)


         /S/ NICHOLAS A. BUONICONTI         Director                         APRIL 18, 1997
         ---------------------------
         Nicholas A. Buoniconti


         /S/ STEVE DOUGHERTY                Director                         APRIL 18, 1997
         ---------------------------
         Steve Dougherty


         /S/ CAROL FARMER                   Director                         APRIL 18, 1997
         ---------------------------
         Carol Farmer


         /S/ JACK F. KEMP                   Director                         APRIL 18, 1997
         ---------------------------
         Jack F. Kemp






         /S/ W. MITT ROMNEY                 Director                         APRIL 18, 1997
         ---------------------------
         W. Mitt Romney


         /S/ HAROLD TOPPEL                  Director                         APRIL 18, 1997
         ---------------------------
         Harold Toppel



                                INDEX TO EXHIBITS



EXHIBIT
NUMBERS                       DESCRIPTION
-------                       -----------

3.1 Restated Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.1 to the Form 10-K for 1994.

3.2 Amended and Restated Bylaws of the Company, incorporated herein by reference to Exhibit 3.2 to the Form 10-K for 1994.

4.1 Indenture, dated as of September 20, 1996, between the Company and The Bank of New York, as Trustee, relating to the Company's $149,500,000 5.25% Convertible Subordinated notes due September 15, 2001 (including forms of note), incorporated by reference to Exhibit 4.1 to Registration Statement No. 333-16877 on Form S-3.

4.2 Registration Rights Agreement, dated as of September 20, 1996, between the Company and Goldman, Sachs & Co., relating to the Company's $149,500,000 5.25% Convertible Subordinated Notes due September 15, 2001, incorporated by reference to Exhibit
                  4.2 to Registration Statement No. 333-16877 on Form S-3.

10.1 Lease Guaranty, Indemnification and Reimbursement Agreement, dated November 23, 1994, as amended, between the Company and Kmart Corporation, incorporated herein by reference to Exhibit
                  10.3 to the Form 10-K for 1994.

10.2 Form of Severance and Change in Control Agreement applicable to Richard J. Lynch, Jr., Robert J. Timinski and Arnold D. Sedel, incorporated herein by reference to Exhibit 10.6 to Registration Statement No. 33-83554 on Form S-1.

10.3 Management Stock Purchase Plan, as amended, incorporated herein by reference to Exhibit 10.3 to the Form 10-Q for the second quarter of 1996.

10.4              Stock Option Plan, incorporated herein by reference to Exhibit
                  99.2 to Registration Statement No. 33-86522 on Form S-8.

10.5 Employee Stock Purchase Plan, as amended, incorporated herein by reference to Exhibit 10.9 to the Form 10-Q for the second quarter of 1995.

10.6*             Annual Incentive Bonus Plan, as amended. 25

10.7              Director Stock Plan, incorporated herein by reference to
                  Exhibit 99.4 to Registration Statement No. 33-86522 on Form
                  S-8.

10.8 Joint Venture Agreement, dated as of January 19, 1995, between the Company and JUSCO Co., Ltd., incorporated herein by reference to Exhibit 10.14 to the Form 10-K for 1994.

10.9 Credit Agreement, dated as of April 26, 1995, among the Company, the financial institutions named therein, First Union National Bank of Florida, as Administrative Agent, Pearl Street, L.P., as Syndication Agent, and Bank of Montreal, as Co-Agent, incorporated herein by reference to Exhibit 10.15 to the Form 10-Q for the second quarter of 1995.

10.10 Participation Agreement, dated as of July 11, 1995, among the Company, Harris Trust and Savings Bank, FBTC Leasing Corp., BNY Leasing Corporation, Bank of Montreal, First Union National Bank of Florida, Pearl Street, L.P. and certain other financial institutions named therein, incorporated herein by reference to Exhibit 10.16 to the Form 10-Q for the second quarter of 1995.

10.11 Amended and Restated Leasehold Purchase Agreement, dated as of July 28, 1995, between Sportstown, Inc. and The Sports Authority, Inc., incorporated herein by reference to Exhibit
                  10.17 to the Form 10-Q for the second quarter of 1995.

10.12 Severance and Change in Control Agreement, dated as of April 17, 1995, between the Company and Samuel G. Allen, incorporated herein by reference to Exhibit 10.18 to Registration Statement No. 33-96166, on Form S-1.

10.13 1996 Stock Option and Restricted Stock Plan, incorporated herein by reference to Exhibit A to the Company's Proxy Statement dated April 25, 1996.

10.14 First Amendment to Joint Venture Agreement, entered into on September 6, 1996 effective as of January 19, 1995, between the Company and JUSCO Co., Ltd., amending the Joint Venture Agreement referenced above as Exhibit 10.8, incorporated by reference to Exhibit 10.1 to the Form 10-Q for the third quarter of 1996.

10.15 Employment Agreement, dated as of August 29, 1996, between the Company and Jack A. Smith, incorporated by reference to
                  Exhibit 10.2 to the Form 10-Q for the third quarter of 1996.

10.16 Lessor's Statement of Termination, dated October __, 1996, made (pursuant to a notice from the Company) by Harris Trust and Savings Bank in favor of the Company, The Sports Authority Florida, Inc. and The Sports Authority Michigan, Inc., terminating the Participation Agreement, dated as of July 11, 1995, among the Company, Harris Trust and Savings Bank, FBTC Leasing Corp., BNY Leasing Corporation, Bank of Montreal, First Union National Bank of Florida, Pearl Street, L.P. and certain other financial institutions named therein, (which Participation Agreement is referenced above as Exhibit 10.10), incorporated by reference to Exhibit 10.3 to the Form 10-Q for the third quarter of 1996.

10.17* JUSCO Services Agreement, dated as of August 1, 1995, between 34 JUSCO Co., Ltd. and Mega Sports Co., Ltd.

10.18*            Supplemental Executive Retirement Plan.

10.19*            Supplemental 401(k) Savings and Profit Sharing Plan.

11.1*             Computation of Earnings Per Share.

13.1* Financial information from pages 10-31 of the Annual Report to Stockholders for the fiscal year ended January 26, 1997.

21.1*             Subsidiaries of the Company.

27*               Financial Data Statement.

----------
*  Filed as part of this Annual Report on Form 10-K.