Form 10-Q
period 1997-04-27
SPORTS AUTHORITY INC /DE/
filed 1997-06-11
CIK 929470

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended APRIL 27, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ____________________

Commission File No. 1-13426

                           THE SPORTS AUTHORITY, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)


                 DELAWARE                                  36-3511120
   ---------------------------------                ----------------------
    (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                     Identification No.)


3383 N. STATE ROAD 7, FT. LAUDERDALE, FLORIDA                      33319
-------------------------------------------------------------------------------
   (Address of principal executive offices)                      (Zip Code)

                                 (954) 735-1701
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes     [X]                No [ ]

Number of shares of Common Stock outstanding at May 29, 1997:  31,491,828

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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

                           THE SPORTS AUTHORITY, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)


                                                                         13 WEEKS ENDED
                                                                ----------------------------------
                                                                  APRIL 27,          APRIL 28,
                                                                    1997                1996
                                                                --------------     ---------------
                                                                           (Unaudited)

Sales                                                           $   319,802        $   270,558
Licensee fees and rental income                                         665                578
                                                                -----------        -----------
                                                                    320,467            271,136
                                                                -----------        -----------
Cost of merchandise sold, includes
    buying and occupancy costs                                      231,349            197,094
Selling, general and administrative expenses                         82,827             69,211
Pre-opening expense                                                     886                632
Goodwill amortization                                                   491                491
                                                                -----------        -----------
    Operating income                                                  4,914              3,708
Interest:
    Interest expense                                                  2,178                686
    Interest income                                                  (1,006)              (150)
                                                                -----------        -----------
       Interest, net                                                  1,172                536
                                                                -----------        -----------
Income before income taxes                                            3,742              3,172
Income tax expense                                                    1,508              1,300
Minority interest                                                      (370)              (181)
                                                                -----------        -----------
    Net income                                                  $     2,604        $     2,053
                                                                ===========        ===========

Earnings per common share and common share equivalents          $       .08        $       .07(1)
                                                                ===========        ===========

Weighted average common shares and common share equivalents          31,813             31,505
                                                                ===========        ===========


(1) Amount adjusted to reflect a three-for-two common stock split distributed on July 16, 1996 to shareholders of record as of July 1, 1996.


           See accompanying Notes to Consolidated Financial Statements


                           THE SPORTS AUTHORITY, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                   APRIL 27,        JANUARY 26,
                                                                     1997               1997
                                                                 --------------     -------------
                                                                           (Unaudited)

ASSETS
Current assets:
    Cash and cash equivalents                                    $    68,898        $   109,645
    Merchandise inventories                                          335,198            279,577
    Accounts receivable and other current assets                      33,669             34,809
    Property held for resale                                               -             21,080
                                                                 -----------        -----------
       Total current assets                                          437,765            445,111

Net property owned                                                   242,640            211,651
Other assets and deferred charges                                     44,437             44,762
Goodwill - net of accumulated amortization of
    $14,150 and $13,659 respectively                                  52,255             52,746
                                                                 -----------        -----------

       Total Assets                                              $   777,097        $   754,270
                                                                 ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
    Accounts payable - trade                                     $   194,324        $   157,156
    Accrued payroll and other liabilities                             67,610             89,804
    Short-term debt                                                   11,064              5,043
    Taxes other than income taxes                                     11,431              7,407
    Income taxes                                                       3,594              9,704
                                                                 -----------        -----------
       Total current liabilities                                     288,023            269,114
Long-term debt                                                       152,514            152,021
Other long-term liabilities                                           23,897             22,715
                                                                 -----------        -----------
    Total liabilities                                                464,434            443,850

Minority interest                                                       (267)               103

Stockholders' equity:
    Common stock, $.01 par value, 100,000 shares
      authorized, 31,527 issued                                          315                315
    Additional paid-in-capital                                       245,976            245,621
    Deferred compensation and receivables from officers               (2,013)            (2,177)
    Retained earnings                                                 69,637             67,033
    Treasury stock, 39 shares                                           (381)              (381)
    Cumulative translation adjustment                                   (604)               (94)
                                                                 -----------        -----------
       Total stockholders' equity                                    312,930            310,317
                                                                 -----------        -----------

       Total Liabilities and Stockholders' Equity                $   777,097        $   754,270
                                                                 ===========        ===========


           See accompanying Notes to Consolidated Financial Statements


                           THE SPORTS AUTHORITY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                               13 WEEKS ENDED
                                                                       --------------------------------
                                                                         APRIL 27,         APRIL 28,
                                                                           1997               1996
                                                                       --------------     -------------
                                                                                 (Unaudited)

CASH PROVIDED BY (USED FOR):

OPERATIONS
    Net income                                                         $     2,604        $     2,053
    Adjustment to reconcile net income to operating cash flows:
       Depreciation and amortization                                         8,732              6,498
       Cumulative translation adjustment                                      (510)               120
       Minority interest in net loss of Joint Venture                         (370)              (181)
       Loss on sale or disposal of property and equipment                       28                 13
       Increase in other assets                                               (287)              (344)
       Increase in other long-term liabilities                               1,182              1,136
    Cash provided by (used for) current assets and liabilities:
       Increase in inventories                                             (55,621)           (40,900)
       (Increase) decrease in property held for resale                          20                (20)
       Increase in accounts payable                                         37,168             21,149
       Other - net                                                         (23,131)           (16,952)
                                                                       -----------        -----------

       Net cash used for operations                                        (30,185)           (27,428)
                                                                       -----------        -----------

INVESTING
       Capital expenditures - owned property                               (17,386)            (4,153)
       Proceeds from sale of property and equipment                              5                  -
       Other - net                                                              20               (994)
                                                                       -----------        -----------

           Net cash used for investing                                     (17,361)            (5,147)
                                                                       -----------        -----------

FINANCING
    Short-term borrowings                                                    6,021             35,105
    Long-term borrowings                                                       493                  -
    Proceeds from sale of stock                                                327              1,351
    Purchase of treasury stock                                                   -                  -
    Minority interest in equity in Join Venture                                  -                692
    Debt issuance costs                                                        (42)                 -
    Reduction in capital lease obligations                                       -                  -
                                                                       -----------        -----------

       Net cash provided by financing                                        6,799             37,148
                                                                       -----------        -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       (40,747)             4,573
Cash and cash equivalents at beginning of year                             109,645             11,785
                                                                       -----------        -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $    68,898        $    16,358
                                                                       ===========        ===========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES
    The Company transferred property held for resale of $21,060 to net property owned in April 1997.


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

NOTE 2:  ADOPTION OF STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 128

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (FAS 128) - Earnings per Share (EPS). The statement is effective for financial statements issued for periods ending after December 15, 1997. FAS 128 supersedes Accounting Principles Board Opinion No. 15 and replaces primary and fully diluted EPS with basic and diluted EPS. Basic EPS is computed by dividing net income by the weighted average common shares outstanding. Diluted EPS includes all dilutive potential common shares.

      The Company does not expect the new standard to have a material impact on its financial position and results of operations for fiscal 1997.

      The following illustrate the Company's Earnings per share had FAS 128 been used in the 13 weeks ended April 27, 1997:

                                                    13 WEEKS ENDED
                                            --------------------------------
                                              APRIL 27,         APRIL 28,
                                                1997               1996
                                            --------------     -------------

Earnings per share - Basic                  $       .08        $       .07
                   - Diluted                        .08                .07

                                       6
Item 2.

                           THE SPORTS AUTHORITY, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The following table sets forth the Company's income statement data as a percent of sales for the periods indicated.

                                                         13 WEEKS ENDED
                                                 ------------------------------
                                                   APRIL 27,         APRIL 28,
                                                     1997               1996
                                                 ------------       -----------


Sales                                                100.0%             100.0%
Licensee fees and rental income                        0.2                0.2
                                                 ---------          ---------
                                                     100.2              100.2
Cost of merchandise sold, includes
    buying and occupancy costs                        72.3               72.8
                                                 ---------          ---------
Gross margin                                          27.9               27.4
Selling, general and administrative expenses          25.9               25.6
Pre-opening expense                                    0.3                0.2
Goodwill amortization                                  0.2                0.2
                                                 ---------          ---------
    Operating income                                   1.5                1.4
Interest expense                                       0.3                0.2
                                                 ---------          ---------
Income before income taxes                             1.2                1.2
Income tax expense                                     0.5                0.5
Minority interest                                     (0.1)              (0.1)
                                                 ---------          ---------
    Net income                                         0.8%               0.8%
                                                 =========          =========

The following table sets forth the Company's store openings for the periods indicated. No stores were closed during these periods.


                                                       13 WEEKS ENDED
                                                -------------------------------
                                                  APRIL 27,         APRIL 28,
                                                    1997               1996
                                                --------------     ------------

Beginning number of stores                            168                136
Openings                                                3                  2
                                                ---------          ---------
Ending number of stores                               171                138
                                                =========          =========

                           THE SPORTS AUTHORITY, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - CONTINUED


13 WEEKS ENDED APRIL 27, 1997 AND APRIL 28, 1996

      Sales for the 13 weeks ended April 27, 1997 were $319.8 million, a $49.2 million, or 18.2%, increase over sales of $270.6 million for the same period in the prior year. Of the 18.2% increase in sales, 18.4%, or $49.7 million, was attributable to the inclusion of a full 13 weeks sales for the stores opened in 1996 which had no comparable store sales in the prior year and 0.6%, or $1.5 million, was attributable to the 3 new stores opened in the first quarter of 1997. These increases were partially offset by a 0.8%, or $2.0 million, decrease in comparable store sales growth. The comparable store sales decrease in the first quarter of 1997 was primarily the result of sluggish sales in hardlines, specifically the outdoor categories of fishing and marine. Also, the prior year's demand for fitness equipment made comparisons in that category difficult, especially given this year's limited production of high demand products. Excluding all or a portion of the first quarter of 1997 sales from 15 stores considered to be cannibalized by new store openings, comparable store sales increased 1.2% in the first quarter of 1997, as compared to 1.3% in the same period of last year after excluding all or a portion of the first quarter of 1996 sales from 4 stores considered to be cannibalized. The Company considers an existing store to be cannibalized for a period of one year from the date on which a new store overlaps its primary trade area. In calculating comparable store sales excluding cannibalized stores, sales from a cannibalized store are excluded from the calculation of total comparable sales for such months.

      Cost of merchandise sold, including buying and occupancy costs, for the 13 weeks ended April 27, 1997 was $231.3 million, or 72.3% of sales, as compared to $197.1 million, or 72.8% of sales, for the same period in the prior year. As a percent of sales, gross margin was 27.9% for 1997 and 27.4% for 1996. The major components of cost of goods sold are merchandise costs and, to a lesser extent, occupancy costs. For the 1997 period, merchandise costs decreased primarily due to an increase in the purchase markon as the Company is selling a larger proportion of higher margin products such as footwear and apparel. Occupancy costs increased as a percent of sales due to lower initial sales volumes for non-comparable stores opened in 1996 as well as higher minimum rentals for those stores due to openings in Japan and the New York metropolitan area.

      Selling, general and administrative (SG&A) expenses for the 13 weeks ended April 27, 1997 were $82.8 million, or 25.9% of sales, as compared to $69.2 million, or 25.6% of sales, for the same period in the prior year. The 0.3% of sales increase in SG&A expenses was attributable to expenses related to the Company's logistics project and an increase in depreciation expense as a result of purchasing more stores and purchasing computer hardware and software for the corporate office. This was partially offset by a decrease in advertising expense as a percent of sales due to leveraging of advertising expenses as the Company continues to backfill in existing multiple store markets.

                           THE SPORTS AUTHORITY, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - CONTINUED


      Pre-opening expense for the 13 weeks ended April 27, 1997 was $0.9 million, or 0.3% of sales, as compared to $0.6 million, or 0.2% of sales, for the same period in the prior year. Pre-opening expense increased $0.3 million due to the opening of 3 stores in the 1997 period versus 2 stores in the 1996 period. Pre-opening expenses consist principally of store payroll expense for associate training and store preparation prior to a store opening, as well as grand-opening advertising expenditures.

      Operating income for the 13 weeks ended April 27, 1997 was $4.9 million, or 1.5% of sales, as compared to operating income of $3.7 million, or 1.4% of sales, for the same period in the prior year. Operating income before pre-opening expense and goodwill amortization was $6.3 million, or 2.0% of sales, for the 13 weeks ended April 27, 1997, as compared to $4.8 million, or 1.8% of sales, for the same period in the prior year.

      Interest, net for the 13 weeks ended April 27, 1997 was $1.2 million, or 0.3% of sales, as compared to $0.5 million, or 0.2% of sales, for the same period in the prior year. The increase of $0.7 million was primarily attributable to interest incurred under the Company's long-term convertible debt issuance in September 1996. The interest expense is partially offset by interest income from short-term investments, a note receivable from a developer and a participation in a privately placed mortgage note secured by a store lease.

      Income tax expense for the 13 weeks ended April 27, 1997 was $1.5 million with an effective tax rate of 40.3%, as compared to income tax expense of $1.3 million with an effective tax rate of 41.0% for the same period of 1996. The decrease in the effective tax rate was primarily due to a decrease in state taxes and the declining effect of non-deductible goodwill expense due to the growth of the Company's pre-tax income from the first quarter of 1996 to the first quarter of 1997. This was partially offset by the tax rate differential related to the Company's Canadian subsidiary.

      As a result of the foregoing factors, net income for the 13 weeks ended April 27, 1997 was $2.6 million, or 0.8% of sales, as compared to net income of $2.1 million, or 0.8% of sales, for the same period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's principal capital requirements are to fund working capital needs and to open new stores in connection with its expansion strategy. For the 13 weeks ended April 27, 1997 these capital requirements have generally been satisfied by cash and cash equivalents at the beginning of the year, by short-term borrowings and by cash flows from operations.

                           THE SPORTS AUTHORITY, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - CONTINUED


      Cash flows generated by operating, investing and financing activities as reported in the Consolidated Statements of Cash Flows for the 13 weeks ended April 27, 1997 are summarized below. The net decrease in cash and cash equivalents for the 13 weeks ended April 27, 1997 was $40.7 million as compared to an increase of $4.6 million for the same period in the prior year.

      Net cash used for operations was $30.2 million for the 13 weeks ended April 27, 1997 as compared to net cash used for operations of $27.4 million for the same period in the prior year. Inventory net of accounts payable increased $18.4 million due to a seasonal increase in inventory levels. In the other-net category, accrued payroll and other liabilities decreased, resulting from a reduction in seasonally high year-end accruals, and income taxes payable decreased due to an estimated 1996 tax payment made in April, 1997. These uses of cash were offset by income before depreciation and amortization of $11.3 million. Depreciation and amortization expense resulted primarily from leasehold improvements, store fixtures and goodwill. Depreciation expense is expected to continue to increase in the future due to continued expansion and new store openings such as those discussed below.

      Net cash used for investing was $17.4 million for the 13 weeks ended April 27, 1997, as compared to $5.1 million for the same period in the prior year. Capital expenditures in the first 13 weeks of 1997 included $14.3 million of expenditures associated with opening stores, of which $2.8 million was used for the development of the three stores opened in the first quarter, and $11.5 million was used for stores to be opened subsequent to the first quarter. The remaining $3.1 million was used to refurbish certain existing stores and purchase computer hardware and software for the corporate office.

      Net cash provided by financing for the 13 weeks ended April 27, 1997 was $6.8 million, as compared to $37.1 million for the same period in the prior year. The increase for the first quarter of 1997 was comprised principally of short-term borrowings of the Company's joint venture in Japan.

      The Company's working capital at April 27, 1997 was $149.7 million compared with $88.1 million at April 28, 1996, an increase of $61.6 million. This increase was primarily due to an increase in cash of $52.5 million as a result of the Company's convertible debt issuance in September 1996.

      Pursuant to the Company's rapid expansion program, the Company currently plans to open 35-40 stores in 1997. Since the Company has decided to acquire, develop and own a number of its new stores, and to begin implementation of a logistics program involving creation of a network of regional distribution centers, the Company expects that its capital expenditures will be approximately $130 million in 1997. The Company will continue to finance a certain number of its new stores with operating leases, assuming availability and appropriate terms. To the extent stores are not financed with operating leases, capital expenditures will be higher by approximately $4 million to $8 million per location.

                           THE SPORTS AUTHORITY, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - CONTINUED


      The Company believes that anticipated cash flows from operations, borrowings under the Revolving Credit Facility, operating leases from developers and the remaining proceeds from the convertible debt issuance will be sufficient to satisfy its currently anticipated working capital and capital expenditure requirements through the end of 1997. The Company continues to evaluate various sources of financing for its expansion, and may seek to raise additional funds through debt or equity-related offerings, or through an additional commercial bank debt arrangement. The Company's Revolving Credit Facility, which expires April 26, 1998, currently provides for borrowings in a principal amount of $110 million at any one time. As of June 5, 1997, the Company had no borrowings under the Revolving Credit Facility.

SEASONALITY AND INFLATION

      The Company's business is highly seasonal, with its highest sales and operating profitability occurring in the fourth quarter, which includes the holiday selling season. In fiscal 1996, 29.6% of the Company's sales and 55.4% of its operating income occurred in the fourth quarter. The Company's expansion program generally is weighted toward store openings in the second half of the fiscal year. In the future, changes in the number and timing of store openings and consumer buying habits, particularly in the holiday selling season, may change seasonality trends.

      Management does not believe inflation had a material effect on the financial statements for the periods presented.

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

                                      THE SPORTS AUTHORITY, INC.



Date:  June 9, 1997                   By:  /S/ RICHARD J. LYNCH, JR.
                                           -------------------------
                                            Richard J. Lynch, Jr.
                                            President, Chief Operating Officer
                                            and Director



Date:  June 9, 1997                  By: /S/ ANTHONY F. CRUDELE
                                         ----------------------
                                            Anthony F. Crudele
                                            Senior Vice President and
                                            Chief Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)

                                INDEX TO EXHIBITS


EXHIBITS
NUMBER                      DESCRIPTION
--------                    ------------

11.1          Computation of earnings per share

27            Financial Data Schedule