Form 10-Q
period 1997-07-27
SPORTS AUTHORITY INC /DE/
filed 1997-09-10
CIK 929470

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ACT OF 1934

For the quarterly period ended July 27, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934

For the transition period from ___________________ to ____________________

Commission File No. 1-13426

                           THE SPORTS AUTHORITY, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                       36-3511120
  -----------------------------------------               ---------------------
     (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                         Identification No.)

3383 N. STATE ROAD 7, FT. LAUDERDALE, FLORIDA                     33319
- -------------------------------------------------------------------------------
 (Address of principal executive offices)                      (Zip Code)

                                 (954) 735-1701
                           --------------------------
              (Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes     [X]                No    [ ]

Number of shares of Common Stock outstanding at September 5, 1997:  31,556,839



                           THE SPORTS AUTHORITY, INC.

                               INDEX TO FORM 10-Q

                                                                                            PAGE NUMBER
                                                                                            -----------
Part I.       FINANCIAL INFORMATION

              Item 1.     Financial Statements

                          Consolidated Statements of Income                                     3

                          Consolidated Balance Sheets                                           4

                          Consolidated Statements of Cash Flows                                 5

                          Notes to Consolidated Financial Statements                            6

              Item 2.     Management's Discussion and Analysis of Financial
                          Condition and Results of Operations                                   7

Part II.      OTHER INFORMATION

              Item 4.     Submission of Matters to a Vote of the Security Holders               14

              Item 6.     Exhibits and Reports on Form 8-K                                      15


SIGNATURES                                                                                      16

INDEX TO EXHIBITS                                                                               17




Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

                           THE SPORTS AUTHORITY, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per-share data)

                                                        13 WEEKS ENDED                     26 WEEKS ENDED
                                                 ------------------------------       ----------------------------
                                                    JULY 27,          JULY 28,           JULY 27,        JULY 28,
                                                       1997              1996               1997            1996
                                                 --------------     -----------       -------------    -----------
                                                          (Unaudited)                        (Unaudited)

Sales                                            $      383,294     $   331,596       $     703,096    $   602,154
Licensee fees and rental income                              19              21                 684            599
                                                 --------------     -----------       -------------    -----------
                                                        383,313         331,617             703,780        602,753
                                                 --------------     -----------       -------------    -----------
Cost of merchandise sold, includes
     buying and occupancy costs                         274,734         239,858             506,083        436,952
Selling, general and administrative expenses             90,022          73,869             172,849        143,080
Pre-opening expense                                       1,165           1,871               2,051          2,503
Goodwill amortization                                       491             491                 982            982
                                                 --------------     -----------       -------------    -----------
     Operating income                                    16,901          15,528              21,815         19,236
Interest:
     Interest expense                                     1,787             786               3,966          1,472
     Interest income                                       (646)           (244)             (1,653)          (394)
                                                 --------------     -----------       -------------    -----------
        Interest, net                                     1,141             542               2,313          1,078
                                                 --------------     -----------       -------------    -----------
Income before income taxes                               15,760          14,986              19,502         18,158
Income tax expense                                        6,446           6,175               7,954          7,475
Minority interest                                          (241)           (372)               (611)          (553)
                                                 --------------     -----------       -------------    -----------
     Net income                                  $        9,555     $     9,183       $      12,159    $    11,236
                                                 ==============     ===========       =============    ===========
Earnings per common share and common
share equivalents                                $         0.30     $      0.29       $        0.38    $      0.35
                                                 ==============     ===========       =============    ===========
Weighted average common shares and common
share equivalents                                        31,816          31,851              31,814         31,680
                                                 ==============     ===========       =============    ===========



           See accompanying Notes to Consolidated Financial Statements



                           THE SPORTS AUTHORITY, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                       JULY 27,           JANUARY 26,
                                                                         1997                 1997
                                                                   ------------          ------------
                                                                            (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                                      $     49,993          $    109,645
    Merchandise inventories                                             333,481               279,577
    Accounts receivable and other current assets                         32,779                34,809
    Property held for resale                                                  -                21,080
                                                                   ------------          ------------
        Total current assets                                            416,253               445,111

Net property owned                                                      276,035               211,651
Other assets and deferred charges                                        47,653                44,762
Goodwill - net of accumulated amortization of
    $14,641 and $13,659 respectively                                     51,764                52,746
                                                                   ------------          ------------
        Total Assets                                               $    791,705          $    754,270
                                                                   ============          ============
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
    Accounts payable - trade                                       $    178,782          $    157,156
    Accrued payroll and other liabilities                                79,189                89,804
    Short-term debt                                                      14,673                 5,043
    Taxes other than income taxes                                        14,051                 7,407
    Income taxes                                                          4,164                 9,704
                                                                   ------------          ------------
        Total current liabilities                                       290,859               269,114
Long-term debt                                                          152,773               152,021
Other long-term liabilities                                              25,124                22,715
                                                                   ------------          ------------
        Total liabilities                                               468,756               443,850

Minority interest                                                          (507)                  103

Stockholders' equity:
    Common stock, $.01 par value, 100,000 shares
       authorized, 31,581 issued                                            316                   315
    Additional paid-in-capital                                          246,770               245,621
    Deferred compensation and receivables from officers                  (1,881)               (2,177)
    Retained earnings                                                    79,192                67,033
    Treasury stock, 39 shares                                              (381)                 (381)
    Cumulative translation adjustment                                      (560)                  (94)
                                                                   ------------          ------------
        Total stockholders' equity                                      324,456               310,317
                                                                   ------------          ------------
        Total Liabilities and Stockholders' Equity                 $    791,705          $    754,270
                                                                   ============          ============


           See accompanying Notes to Consolidated Financial Statements


                           THE SPORTS AUTHORITY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                       26 WEEKS ENDED
                                                                                ---------------------------
                                                                                  JULY 27,          JULY 28,
                                                                                    1997              1996
                                                                                -----------      ----------
                                                                                          (Unaudited)
CASH PROVIDED BY (USED FOR):

OPERATIONS
    Net income                                                                  $    12,159      $   11,236
    Adjustments to reconcile net income to operating cash flows:
        Depreciation and amortization                                                17,816          13,245
        Cumulative translation adjustment                                              (466)             38
        Minority interest in net loss of Joint Venture                                 (610)           (553)
        Loss on sale or disposal of property and equipment                               44              34
        Increase in other assets                                                     (4,287)            (64)
        Increase in long-term liabilities                                             2,409           2,524
    Cash provided by (used for) current assets and liabilities:
        Increase in inventories                                                     (53,904)        (24,697)
        (Increase) decrease in property held for resale                                  20             (20)
        Increase in accounts payable                                                 21,627          18,690
        Other - net                                                                  (7,470)        (17,930)
                                                                                -----------      ----------

        Net cash provided by (used for) operations                                  (12,662)          2,503
                                                                                -----------      ----------
INVESTING
    Capital expenditures - owned property                                           (58,626)        (19,710)
    Proceeds from sale of property and equipment                                         10               -
    Other - net                                                                         254          (9,738)
                                                                                -----------      ----------

        Net cash used for investing                                                 (58,362)        (29,448)
                                                                                -----------      ----------
FINANCING
    Short-term borrowings                                                             9,630          30,371
    Long-term borrowings                                                                752               -
    Proceeds from sale of stock                                                       1,033           1,539
    Minority interest in equity of Joint Venture                                          -           1,360
    Debt issuance costs                                                                 (43)              -
                                                                                -----------      ----------

        Net cash provided by financing                                               11,372          33,270
                                                                                -----------      ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                (59,652)          6,325
    Cash and cash equivalents at beginning of year                                  109,645          11,785
                                                                                -----------      ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $    49,993      $   18,110
                                                                                ===========      ==========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES
The Company transferred property held for resale of $21,060 to net property owned in April 1997.


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

    The Company does not expect the new standard to have a material impact on its financial position and results of operations for fiscal 1997.

    The following illustrate the Company's Earnings per share had FAS 128 been used in the 13 weeks and 26 weeks ended July 27, 1997:

                                                                13 WEEKS ENDED                     26 WEEKS ENDED
                                                        ------------------------------      ------------------------------
                                                           JULY 27,          JULY 28,         JULY 27,          JULY 28,
                                                              1997              1996             1997              1996
                                                        -------------     ------------      ------------     -------------
Earnings per share - Basic                               $       .30       $       .29       $       .39       $       .36
                   - Diluted                                     .30               .29               .38               .35



Item 2.

                           THE SPORTS AUTHORITY, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The following table sets forth the Company's income statement data as a percent of sales for the periods indicated.

                                                                13 WEEKS ENDED                     26 WEEKS ENDED
                                                        ------------------------------      -----------------------------
                                                           JULY 27,          JULY 28,         JULY 27,          JULY 28,
                                                              1997              1996             1997              1996
                                                        ------------      ------------      -----------       -----------

Sales                                                          100.0%            100.0%           100.0%            100.0%
Licensee fees and rental income                                    -                 -              0.1               0.1
                                                         -----------       -----------       ----------        ----------
                                                               100.0             100.0            100.1             100.1
Cost of merchandise sold, includes
     buying and occupancy costs                                 71.7              72.3             72.0              72.6
                                                         -----------       -----------       ----------        ----------
Gross margin                                                    28.3              27.7             28.1              27.5
Selling, general and administrative expenses                    23.5              22.3             24.6              23.8
Pre-opening expense                                              0.3               0.6              0.3               0.4
Goodwill amortization                                            0.1               0.1              0.1               0.1
                                                         -----------       -----------       ----------        ----------
Operating income                                                 4.4               4.7              3.1               3.2
Interest, net                                                    0.3               0.2              0.3               0.2
                                                         -----------       -----------       ----------        ----------
Income before income taxes                                       4.1               4.5              2.8               3.0
Income taxes                                                     1.7               1.8              1.2               1.2
Minority interest                                               (0.1)             (0.1)            (0.1)             (0.1)
                                                         -----------       -----------       ----------        ----------
Net income                                                       2.5%              2.8%             1.7%              1.9%
                                                         ===========       ===========       ==========        ==========



The following table sets forth the Company's store openings and closings for the periods indicated.

                                                                13 WEEKS ENDED                     26 WEEKS ENDED
                                                        ------------------------------      -----------------------------
                                                           JULY 27,          JULY 28,         JULY 27,          JULY 28,
                                                              1997              1996             1997              1996
                                                        ------------      ------------      ------------       ----------

Beginning number of stores                                       171               138               168              136
Openings                                                           3                 5                 6                7
Closings                                                           -                 -                 -                -
                                                         -----------       -----------       -----------       ----------
Ending number of stores                                          174               143               174              143
                                                         ===========       ===========       ===========       ==========


                           THE SPORTS AUTHORITY, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - CONTINUED


13 WEEKS ENDED JULY 27, 1997 AND JULY 28, 1996

    Sales for the 13 weeks ended July 27, 1997 were $383.3 million, a $51.7 million, or 15.6%, increase over sales of $331.6 million for the same period in the prior year. Of the 15.6% increase in sales, 14.4%, or $47.5 million, was attributable to the inclusion of a full 13 weeks sales for the stores opened in 1996 which had no comparable store sales in the prior year and 3.0%, or $10.1 million, was attributable to the six new stores opened in the first half of 1997. These increases were partially offset by a 1.8%, or $5.9 million, decrease in comparable store sales growth. The comparable store sales decrease in the second quarter of 1997 was due to declining sales in fitness equipment, as the prior year's demand for abdominal exercisers has not continued in the current year, and athletic wear, in which Olympic merchandise sales in the prior year have made comparisons in that category difficult. In addition, comparable sales in the footwear category decreased due to declining sales in the in-line skate category. These decreases were partially offset by continued growth in the athletic footwear, team sports, and golf categories. Excluding all or a portion of the second quarter of 1997 sales from 16 stores considered to be cannibalized by new store openings, comparable store sales were flat in the second quarter of 1997. The Company considers an existing store to be cannibalized for a period of one year from the date on which a new store overlaps its primary trade area. In calculating comparable store sales excluding cannibalized stores, sales from a cannibalized store are excluded from the calculation of total comparable sales for such months.

    Cost of merchandise sold, including buying and occupancy costs, for the 13 weeks ended July 27, 1997 was $274.7 million, or 71.7% of sales, as compared to $239.9 million, or 72.3% of sales, for the same period in the prior year. As a percent of sales, gross margin was 28.3% for 1997 and 27.7% for 1996. The major components of cost of goods sold are merchandise costs and, to a lesser extent, occupancy costs. For the 1997 period, merchandise costs decreased primarily due to an increase in the purchase markon as the Company is selling a larger proportion of higher margin products such as footwear and apparel. Occupancy costs increased as a percent of sales due to lower initial sales volumes for non-comparable stores opened subsequent to July 1996 as well as higher minimum rentals for those stores due to openings in Japan and the New York metropolitan area.

    Selling, general and administrative (SG&A) expenses for the 13 weeks ended July 27, 1997 were $90.0 million, or 23.5% of sales, as compared to $73.9 million, or 22.3% of sales, for the same period in the prior year. The 1.2% of sales increase in SG&A expenses was attributable to an increase in store payroll and various store operating expenses as a percent of sales due to lower sales volumes as well as an increase in depreciation expense as a result of purchasing more stores and purchasing computer hardware and software for the corporate office.

                           THE SPORTS AUTHORITY, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - CONTINUED


    Pre-opening expense for the 13 weeks ended July 27, 1997 was $1.2 million, or 0.3% of sales, as compared to $1.9 million, or 0.6% of sales, for the same period in the prior year. Pre-opening expense decreased $0.7 million due to the opening of three stores in the 1997 period versus five stores in the 1996 period. Pre-opening expenses consist principally of store payroll expense for associate training and store preparation prior to the store opening, as well as grand-opening advertising expenditures.

    Operating income for the 13 weeks ended July 27, 1997 was $16.9 million, or 4.4% of sales, as compared to operating income of $15.5 million, or 4.7% of sales, for the same period in the prior year. Operating income before pre-opening expense and goodwill amortization was $18.6 million, or 4.8% of sales, for the 13 weeks ended July 27, 1997, as compared to $17.9 million, or 5.4% of sales, for the same period in the prior year.

    Interest, net for the 13 weeks ended July 27, 1997 was $1.1 million, or 0.3% of sales, as compared to $0.5 million, or 0.2% of sales, for the same period in the prior year. The increase of $0.6 million was primarily attributable to interest incurred under the Company's long-term convertible debt issuance in September 1996. The interest expense is partially offset by interest income from short-term investments, a note receivable from a developer and a participation in a privately placed mortgage note secured by a store lease.

    Income tax expense for the 13 weeks ended July 27, 1997 was $6.4 million with an effective tax rate of 40.9%, as compared to income tax expense of $6.2 million with an effective tax rate of 41.2% for the same period of 1996. The decrease in the effective tax rate was primarily due to a decrease in the valuation allowance related to the Company's joint venture in Japan.

    As a result of the foregoing factors, net income for the 13 weeks ended July 27, 1997 was $9.6 million, or 2.5% of sales, as compared to net income of $9.2 million, or 2.8% of sales, for the same period in the prior year.

                           THE SPORTS AUTHORITY, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - CONTINUED


26 WEEKS ENDED JULY 27, 1997 AND JULY 28, 1996

    Sales for the 26 weeks ended July 27, 1997 were $703.1 million, a $100.9 million, or 16.8%, increase over sales of $602.2 million for the same period in the prior year. Of the 16.8% increase in sales, 16.2%, or $97.3 million, was attributable to the inclusion of a full 26 weeks of sales for the stores opened in 1996 which had no comparable store sales in the prior year; 1.9%, or $11.6 million, was attributable to the six new stores opened in the first half of 1997. These increases were partially offset by a 1.3%, or $8.0 million, decrease in comparable store sales growth. The comparable store sales decrease in the first half of 1997 was primarily the result of declining sales in hardlines, specifically the outdoor categories of fishing and marine, as well as fitness equipment, and athletic wear due to sales of Olympic merchandise in the prior year. Excluding all or a portion of the first half of 1997 sales from 16 stores considered to be cannibalized by new store openings, comparable store sales increased 0.5% in the first half of 1997. The Company considers an existing store to be cannibalized for a period of one year from the date on which a new store overlaps its primary trade area. In calculating comparable store sales excluding cannibalized stores, sales from a cannibalized store are excluded from the calculation of total comparable sales for such months.

    Cost of merchandise sold, including buying and occupancy costs, for the 26 weeks ended July 27, 1997 was $506.1 million, or 72.0% of sales, as compared to $437.0 million, or 72.6% of sales, for the same period in the prior year. As a percent of sales, gross margin was 28.1% for 1997 and 27.5% for 1996. The major components of cost of goods sold are merchandise costs and, to a lesser extent, occupancy costs. For the 1997 period, merchandise costs decreased primarily due to an increase in the purchase markon as the Company is selling a larger proportion of higher margin products such as footwear and apparel. Occupancy costs increased as a percent of sales due to lower initial sales volumes for non-comparable stores opened subsequent to July 1996 as well as higher minimum rentals for those stores due to openings in Japan and the New York metropolitan area.

    SG&A expenses for the 26 weeks ended July 27, 1997 were $172.8 million, or 24.6% of sales, as compared to $143.1 million, or 23.8% of sales, for the same period in the prior year. The 0.8% of sales increase in SG&A expenses was attributable to an increase in store payroll and various store operating expenses as a percent of sales due to lower sales volumes, expenses related to the Company's logistics project, and an increase in depreciation expense as a result of purchasing more stores and purchasing computer hardware and software for the corporate office. This was partially offset by a decrease in advertising expense as a percent of sales due to leveraging of advertising expenses as the Company continues to backfill in existing multiple store markets.

                           THE SPORTS AUTHORITY, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - CONTINUED


    Pre-opening expense for the 26 weeks ended July 27, 1997 was $2.1 million, or 0.3% of sales, as compared to $2.5 million, or 0.4% of sales, for the same period in the prior year. Pre-opening expense decreased $0.4 million due to the openings of six stores in the 1997 period versus seven stores in the 1996 period. Pre-openings expenses consist principally of store payroll expense for associate training and store preparation prior to a store opening, as well as grand-opening advertising expenditures.

    Operating income for the 26 weeks ended July 27, 1997 was $21.8 million or 3.1% of sales, as compared to operating income of $19.2 million, or 3.2% of sales, for the same period in the prior year. Operating income before pre-opening expense and goodwill amortization was $24.8 million, or 3.5% of sales, for the 26 weeks ended July 27, 1997, as compared to $22.7 million, or 3.8% of sales, for the same period in the prior year.

    Interest, net for the 26 weeks ended July 27, 1997 was $2.3 million, or 0.3% of sales, as compared to $1.1 million, or 0.2% of sales, for the same period in the prior year. The increase of $1.2 million was primarily attributable to interest incurred under the Company's long-term convertible debt issuance in September 1996. The interest expense is partially offset by interest income from short-term investments, a note receivable from a developer and a participation in a privately placed mortgage note secured by a store lease.

    Income tax expense for the 26 weeks ended July 27, 1997 was $8.0 million with an effective tax rate of 40.8%, as compared to income tax expense of $7.5 million with an effective tax rate of 41.2% for the same period of 1996. The decrease in the effective tax rate was primarily due to a decrease in state taxes and the declining effect of non-deductible goodwill expense due to the growth of the Company's pre-tax income from the first half of 1996 to the first half of 1997. This was partially offset by the tax rate differential related to the Company's Canadian subsidiary.

    As a result of the foregoing factors, net income for the 26 weeks ended July 27, 1997 was $12.2 million, or 1.7% of sales, as compared to net income of $11.2 million, or 1.9% of sales, for the same period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's principal capital requirements are to fund working capital needs and to open new stores in connection with its expansion strategy. For the 26 weeks ended July 27, 1997 these capital requirements have generally been satisfied by cash and cash equivalents at the beginning of the year.

                           THE SPORTS AUTHORITY, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - CONTINUED


    Cash flows generated by operating, investing and financing activities as reported in the Consolidated Statements of Cash Flows for the 26 weeks ended July 27, 1997 are summarized below. The net decrease in cash and cash equivalents for the 26 weeks ended July 27, 1997 was $59.7 million as compared to an increase of $6.3 million for the same period in the prior year.

    Net cash used for operations was $12.2 million for the 26 weeks ended July 27, 1997 as compared to net cash provided by operations of $2.5 million for the same period in the prior year. Inventory net of accounts payable increased $32.3 million due to a seasonal increase in inventory levels. In the other-net category, accrued payroll and other liabilities decreased, resulting from a reduction in seasonally high year-end accruals, and income taxes payable decreased due to an estimated 1996 tax payment made in April 1997, and estimated 1996 federal and state tax payments made periodically during the first half of the year. These uses of cash were offset by income before depreciation and amortization of $30.0 million. Depreciation and amortization expense resulted primarily from leasehold improvements, store fixtures and goodwill. Depreciation expense is expected to continue to increase in the future due to continued expansion and new store openings such as those discussed below.

    Net cash used for investing was $58.4 million for the 26 weeks ended July 27, 1997, as compared to $29.4 million for the same period in the prior year. Capital expenditures in the first 26 weeks of 1997 included $43.8 million of expenditures associated with opening stores, of which $8.8 million was used for the development of the six stores opened in the first half, and $35.0 million was used for stores to be opened subsequent to the second quarter. The remaining $14.8 million was used for capital expenditures related to the Company's logistics project, to refurbish certain existing stores, and purchase computer hardware and software for the corporate office.

    Net cash provided by financing for the 26 weeks ended July 27, 1997 was $11.4 million, as compared to $33.3 million for the same period in the prior year. The increase for the first half of 1997 was comprised principally of short-term borrowings of the Company's joint venture in Japan.

    The Company's working capital at July 27, 1997 was $125.4 million compared with $81.8 million at July 28, 1996, an increase of $43.6 million. This increase was primarily due to an increase in cash of $31.9 million and a decrease in short-term debt of $15.7 million, both variances the result of the Company's convertible debt issuance in September 1996.

    Pursuant to the Company's rapid expansion program, the Company currently plans to open 31-34 stores in 1997. Since the Company has decided to acquire, develop and own a number of its new stores, and implement a logistics program involving creation of a network of regional distribution centers, the Company expects that its capital expenditures will be approximately $120 million in 1997. The Company will continue to finance a certain number of its new stores with operating leases,

                           THE SPORTS AUTHORITY, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - CONTINUED


assuming availability and appropriate terms. To the extent stores are not financed with operating leases, capital expenditures will be higher by approximately $4 million to $8 million per location.

    The Company believes that anticipated cash flows from operations, borrowings under the Revolving Credit Facility, operating leases from developers and the remaining proceeds from the convertible debt issuance will be sufficient to satisfy its currently anticipated working capital and capital expenditure requirements through the next 12 months. The Company continues to evaluate various sources of financing for its expansion, and may seek to raise additional funds through debt or equity-related offerings, or through an additional commercial bank debt arrangement. The Company's Revolving Credit Facility, which expires April 26, 1998, currently provides for borrowings in a principal amount of $110 million at any one time. As of September 5, 1997, the Company had no borrowings under the Revolving Credit Facility.

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

                           THE SPORTS AUTHORITY, INC.




Part II.      OTHER INFORMATION

              Item 4.   Submission of Matters to a Vote of the Security Holders

              At the Annual Meeting of Stockholders held on May 29, 1997, the stockholders of the Company (I) elected three Class III Directors and one Class I Director, (ii) approved the Amended and Restated Director Stock Plan and (iii) ratified the appointment of Price Waterhouse LLP as independent accountants for the Company for the fiscal year ending January 25, 1998. The results of these votes were as follows:

              (i)

                                                                                                BROKER
                                   DIRECTOR NOMINEES             FOR          WITHHELD        NON-VOTES
                                   -----------------             ---          --------        ---------
                             CLASS I
                             -------
                             Julius W. Erving                22,559,230       2,268,580           0

                             CLASS III
                             ---------
                             Carol Farmer                    18,161,509       6,666,301           0
                             Jack F. Kemp                    22,553,289       2,274,441           0
                             Richard J. Lynch, Jr.           22,561,883       2,265,847           0

              Other Directors whose term of office continued after the meeting are as follows:

              Class I        Jack A. Smith
                             W. Mitt Romney

              Class II       Nicholas A. Buoniconti
                             Steve Dougherty
                             Harold Toppel

                                                                                                                BROKER
                                                                   FOR           AGAINST       ABSTAIN         NON-VOTES
                                                                   ---           -------       -------         ---------
              (ii)      Amended and Restated Director
                        Director Stock Plan                     24,566,039        95,921        24,740          141,110

                                                                                                                BROKER
                                                                   FOR           AGAINST       ABSTAIN         NON-VOTES
                                                                   ---           -------       -------         ---------
               (iii)    Ratification of Accountants             24,795,725        25,673         6,412             0

                           THE SPORTS AUTHORITY, INC.

Part II.      OTHER INFORMATION

              Item 6.     Exhibits and Reports on Form 8-K

                          (a)  Exhibits:

                               See Exhibit index on Page 19

                          (b)  Reports on Form 8-K:

                           None

                           THE SPORTS AUTHORITY, INC.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      THE SPORTS AUTHORITY, INC.




Date:  September 5, 1997               By: /S/ ANTHONY F. CRUDELE
                                           ----------------------
                                           Anthony F. Crudele
                                           Senior Vice President and
                                           Chief Financial Officer
                                           (Duly authorized signor and
                                           Principal Financial and
                                           Accounting Officer)

                               INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
- -------                  -----------


3.1                 Amended and Restated Bylaws of the Company, as amended.

10.1 Form of Change of Control Agreement between the Company and Anthony F. Crudele dated May 30, 1997.

10.2                1996 Stock Option and Restricted Stock Plan, as amended.

10.3                Supplemental Executive Retirement Plan, as amended.

11.1                Computation of earnings per share

27                  Financial Data Schedule