Form 10-Q/A
period 1997-07-27
SPORTS AUTHORITY INC /DE/
filed 1997-09-15
CIK 929470

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended JULY 27, 1997

                  OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from ___________________ to ____________________

    Commission File No. 1-13426

                           THE SPORTS AUTHORITY, INC.
             (Exact name of registrant as specified in its charter)


           Delaware                                            36-3511120
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)

3383 N. State Road 7, Ft. Lauderdale, Florida                     33319
  (Address of principal executive offices)                      (Zip Code)

                                 (954) 735-1701
              (Registrant's telephone number, including area code)

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

Part II.  OTHER INFORMATION

          Item 6.   Exhibits and Repots on Form 8-K

                    (a)  Exhibits:

                         See Exhibit index on Page 4

                    (b)  Reports on Form 8-K:

                         None

                           THE SPORTS AUTHORITY, INC.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  THE SPORTS AUTHORITY, INC.



Date:  September 15, 1997         By: /S/ ANTHONY F. CRUDELE
                                      ----------------------
                                         Anthony F. Crudele
                                         Senior Vice President and
                                         Chief Financial Officer
                                         (Duly authorized signor and Principal
                                         Financial and Accounting Officer)

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------

3.1            Amended and Restated Bylaws of the Company, as amended.