Form 10-Q
period 1997-10-26
SPORTS AUTHORITY INC /DE/
filed 1997-12-10
CIK 929470

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ACT OF 1934

For the quarterly period ended October 26, 1997

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

                 Yes     [X]                No    [ ]

Number of shares of Common Stock outstanding at December 5, 1997:  31,503,786



                           THE SPORTS AUTHORITY, INC.

                               INDEX TO FORM 10-Q

                                                                                            PAGE NUMBER
                                                                                            -----------
Part I.       FINANCIAL INFORMATION

              Item 1.     Financial Statements

                          Consolidated Statements of Income                                     3

                          Consolidated Balance Sheets                                           4

                          Consolidated Statements of Cash Flows                                 5

                          Notes to Consolidated Financial Statements                            6

              Item 2.     Management's Discussion and Analysis of Financial
                          Condition and Results of Operations                                   7

Part II.      OTHER INFORMATION

              Item 6.     Exhibits and Reports on Form 8-K                                      14


SIGNATURES                                                                                      15

INDEX TO EXHIBITS                                                                               16


Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

                           THE SPORTS AUTHORITY, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per-share data)

                                                                13 WEEKS ENDED                     39 WEEKS ENDED
                                                         OCTOBER 26,       OCTOBER 27,      OCTOBER 26,     OCTOBER 27,
                                                        ------------------------------      ---------------------------
                                                              1997              1996             1997              1996
                                                        -------------     ------------      ------------     ----------
                                                                  (Unaudited)                        (Unaudited)

Sales                                                    $   340,896       $   292,920       $   1,043,992     $   895,074
Licensee fees and rental income                                  267               224                 951             823
                                                         -----------       -----------       -------------     -----------
                                                             341,163           293,144           1,044,943         895,897
                                                         -----------       -----------       -------------     -----------
Cost of merchandise sold, includes
     buying and occupancy costs                              241,800           209,758             747,883         646,710
Selling, general and administrative expenses                  90,973            76,522             263,822         219,602
Pre-opening expense                                            3,875             3,217               5,926           5,720
Goodwill amortization                                            491               491               1,473           1,473
                                                         -----------       -----------       -------------     -----------
     Operating income                                          4,024             3,156              25,839          22,392
Interest:
     Interest expense                                          1,968             1,226               5,934           2,698
     Interest income                                            (486)             (768)             (2,139)         (1,162)
                                                         -----------       -----------       -------------     -----------
        Interest, net                                          1,482               458               3,795           1,536
                                                         -----------       -----------       -------------     -----------
Income before income taxes                                     2,542             2,698              22,044          20,856
Income tax expense                                             1,352             1,225               9,306           8,700
Minority interest                                               (821)             (503)             (1,432)         (1,056)
                                                         -----------       -----------       -------------     -----------
     Net income                                          $     2,011       $     1,976       $      14,170     $    13,212
                                                         ===========       ===========       =============     ===========

Earnings per common share and common
share equivalents                                        $      0.06       $      0.06       $        0.45     $      0.41
                                                         ===========       ===========       =============     ===========

Weighted average common shares and common
share equivalents                                             31,888            32,001              31,838          31,797
                                                         ===========       ===========       =============     ===========


           See accompanying Notes to Consolidated Financial Statements


                           THE SPORTS AUTHORITY, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                                                   OCTOBER 26,      JANUARY 26,
                                                                      1997              1997
                                                                  -----------        ------------
                                                                            (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                                     $    16,478        $    109,645
    Merchandise inventories                                           359,773             279,577
    Accounts receivable and other current assets                       45,053              34,809
    Property held for resale                                                -              21,080
                                                                  -----------        ------------
        Total current assets                                          421,304             445,111

Net property owned                                                    292,880             211,651
Other assets and deferred charges                                      48,143              44,762
Goodwill - net of accumulated amortization of
    $15,131 and $13,659 respectively                                   51,274              52,746
                                                                  -----------        ------------

        Total Assets                                              $   813,601        $    754,270
                                                                  ===========        ============

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
    Accounts payable - trade                                      $   170,614        $    157,156
    Accrued payroll and other liabilities                              86,524              89,804
    Short-term debt                                                    31,572               5,043
    Taxes other than income taxes                                      14,873               7,407
    Income taxes                                                        2,834               9,704
                                                                  -----------        ------------
        Total current liabilities                                     306,417             269,114
Long-term debt                                                        155,730             152,021
Other long-term liabilities                                            27,391              22,715
                                                                  -----------        ------------
        Total liabilities                                             489,538             443,850

Minority interest                                                      (1,328)                103

Stockholders' equity:
    Common stock, $.01 par value, 100,000 shares
       authorized, 31,542 issued                                          315                 315
    Additional paid-in-capital                                        246,596             245,621
    Deferred compensation and receivables from officers                (1,659)             (2,177)
    Retained earnings                                                  81,203              67,033
    Treasury stock, 49 shares                                            (495)               (381)
    Cumulative translation adjustment                                    (569)                (94)
                                                                  -----------        ------------
        Total stockholders' equity                                    325,391             310,317
                                                                  -----------        ------------

        Total Liabilities and Stockholders' Equity                $   813,601        $    754,270
                                                                  ===========        ============


           See accompanying Notes to Consolidated Financial Statements


                           THE SPORTS AUTHORITY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                               39 WEEKS ENDED
                                                                        ------------------------------
                                                                         OCTOBER 26,       OCTOBER 27,
                                                                            1997              1996
                                                                        ------------     -------------
                                                                                  (Unaudited)
CASH PROVIDED BY (USED FOR):

OPERATIONS
    Net income                                                           $    14,170       $     13,212
    Adjustments to reconcile net income to operating cash flows:
        Depreciation and amortization                                         27,345             20,526
        Cumulative translation adjustment                                       (475)               295
        Minority interest in net loss of Joint Venture                        (1,432)            (1,056)
        Loss on sale or disposal of property and equipment                        52                  3
    Change in assets and liabilities:
        Increase in other assets                                              (5,224)            (3,970)
        Increase in long-term liabilities                                      3,676              3,437
        Increase in inventories                                              (80,196)           (47,364)
        Decrease(Increase) in property held for resale                            20                (20)
        Increase in accounts payable                                          13,458             14,942
        Other - net                                                          (12,912)           (13,886)
                                                                         -----------       ------------

        Net cash used for operations                                         (41,518)           (13,881)
                                                                         -----------       ------------

INVESTING
    Capital expenditures - owned property                                    (85,062)           (74,346)
    Proceeds from sale of property and equipment                               1,307                372
    Other - net                                                                  149            (10,226)
                                                                         -----------       ------------

        Net cash used for investing                                          (83,606)           (84,200)
                                                                         -----------       ------------

FINANCING
    Short-term borrowings                                                     26,529                  -
    Long-term borrowings                                                       3,709            152,146
    Proceeds from sale of stock                                                1,876              1,747
    Purchase of treasury stock                                                  (114)                 -
    Minority interest in equity of Joint Venture                                   -              1,360
    Debt issuance costs                                                          (43)            (3,453)
                                                                         -----------       ------------

        Net cash provided by financing                                        31,957            151,800
                                                                         -----------       ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         (93,167)            53,719
    Cash and cash equivalents at beginning of year                           109,645             11,785
                                                                         -----------       ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $    16,478       $     65,504
                                                                         ===========       ============

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

    The Company does not expect the new standard to have a material impact on its financial position and results of operations for fiscal 1997.

    The following illustrate the Company's Earnings per share had FAS 128 been used in the 13 weeks and 39 weeks ended October 26, 1997:

                                                13 WEEKS ENDED                     39 WEEKS ENDED
                                        ------------------------------      -----------------------------
                                          OCTOBER 26,       OCTOBER 27,      OCTOBER 26,      OCTOBER 27,
                                             1997              1996             1997              1996
                                        -------------     ------------      ------------     ------------

Earnings per share     - Basic          $        .06      $       .06       $       .45      $       .42
                       - Diluted                 .06              .06               .45              .41


Item 2.

                           THE SPORTS AUTHORITY, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The following table sets forth the Company's income statement data as a percent of sales for the periods indicated.

                                                                13 WEEKS ENDED                     39 WEEKS ENDED
                                                        ------------------------------      -----------------------------
                                                         OCTOBER 26,       OCTOBER 27,      OCTOBER 26,       OCTOBER 27,
                                                            1997              1996             1997              1996
                                                        -------------     ------------      ------------     ------------

Sales                                                          100.0%            100.0%           100.0%            100.0%

Cost of merchandise sold, includes
     buying and occupancy costs                                 70.9              71.6             71.6              72.3
                                                         -----------       -----------       ----------        ----------
Gross margin                                                    29.1              28.4             28.4              27.7
Licensee fees and rental income                                  0.1               0.1              0.1               0.1
Selling, general and administrative expenses                    26.7              26.1             25.3              24.5
Pre-opening expense                                              1.1               1.1              0.6               0.6
Goodwill amortization                                            0.2               0.2              0.1               0.2
                                                         -----------       -----------       ----------        ----------
Operating income                                                 1.2               1.1              2.5               2.5
Interest, net                                                    0.4               0.2              0.4               0.2
                                                         -----------       -----------       ----------        ----------
Income before income taxes                                       0.8               0.9              2.1               2.3
Income taxes                                                     0.4               0.4              0.9               0.9
Minority interest                                               (0.2)             (0.2)            (0.2)             (0.1)
                                                         -----------       -----------       ----------        ----------
Net income                                                       0.6%              0.7%             1.4%              1.5%
                                                         ===========       ===========       ==========        ==========



The following table sets forth the Company's store openings and closings for the periods indicated.

                                                                13 WEEKS ENDED                     39 WEEKS ENDED
                                                        ------------------------------      -----------------------------
                                                         OCTOBER 26,       OCTOBER 27,      OCTOBER 26,       OCTOBER 27,
                                                              1997              1996             1997              1996
                                                        -------------     ------------      ------------     ------------

Beginning number of stores                                       174               143               168              136
Openings                                                          11                 7                17               14
Closings                                                           -                 -                 -                -
                                                         -----------       -----------       -----------       ----------
Ending number of stores                                          185               150               185              150
                                                         ===========       ===========       ===========       ==========


                           THE SPORTS AUTHORITY, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - CONTINUED


13 WEEKS ENDED OCTOBER 26, 1997 AND OCTOBER 27, 1996

    Sales for the 13 weeks ended October 26, 1997 were $340.9 million, a $48.0 million, or 16.4%, increase over sales of $292.9 million for the same period in the prior year. Of the 16.4% increase in sales, 10.1%, or $29.5 million, was attributable to the inclusion of a full 13 weeks sales for the stores opened in 1996 which had no comparable store sales in the prior year and 8.2%, or $23.9 million, was attributable to the 17 new stores opened in the first 39 weeks of 1997. These increases were partially offset by a 1.9%, or $5.4 million, decrease in comparable store sales growth. The comparable store sales decrease in the third quarter of 1997 was due to declining sales in fitness equipment, as the prior year's demand for abdominal exercisers has not continued in the current year, athletic wear, in which Olympic merchandise sales in the prior year have made comparisons in that category difficult, and in-line skates. These decreases were partially offset by continued growth in the athletic footwear, team sports, and golf categories. Excluding all or a portion of the third quarter of 1997 sales from 21 stores considered to be cannibalized by new store openings, comparable store sales were flat in the third quarter of 1997. The Company considers an existing store to be cannibalized for a period of one year from the date on which a new store overlaps its primary trade area. In calculating comparable store sales excluding cannibalized stores, sales from a cannibalized store are excluded from the calculation of total comparable sales for such months.

    Cost of merchandise sold, including buying and occupancy costs, for the 13 weeks ended October 26, 1997 was $241.8 million, or 70.9% of sales, as compared to $209.8 million, or 71.6% of sales, for the same period in the prior year. As a percent of sales, gross margin was 29.1% for 1997 and 28.4% for 1996. The major components of cost of goods sold are merchandise costs and, to a lesser extent, occupancy costs. For the 1997 period, merchandise costs decreased primarily due to an increase in the purchase markon as the Company is selling a larger proportion of higher margin products such as footwear and apparel. Occupancy costs increased as a percent of sales due to lower initial sales volumes for non-comparable stores opened subsequent to October 1996 as well as higher minimum rentals for those stores due to openings in Japan and the New York metropolitan area.

    Selling, general and administrative (SG&A) expenses for the 13 weeks ended October 26, 1997 were $91.0 million, or 26.7% of sales, as compared to $76.5 million, or 26.1% of sales, for the same period in the prior year. The 0.6% of sales increase in SG&A expenses was attributable to ongoing expenses related to opening our first regional distribution center as well as an increase in store payroll and various store operating expenses as a percent of sales due to lower sales volumes. In addition, depreciation expense increased as a result of purchasing more stores and purchasing computer hardware and software for the corporate office.

                           THE SPORTS AUTHORITY, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - CONTINUED


    Pre-opening expense for the 13 weeks ended October 26, 1997 was $3.9 million, or 1.1% of sales, as compared to $3.2 million, or 1.1% of sales, for the same period in the prior year. Pre-opening expense increased $0.7 million due primarily to the opening of 11 stores in the 1997 period versus seven stores in the 1996 period. Pre-opening expenses consist principally of store payroll expense for associate training and store preparation prior to the store opening, as well as grand-opening advertising expenditures.

    Operating income for the 13 weeks ended October 26, 1997 was $4.0 million, or 1.2% of sales, as compared to operating income of $3.2 million, or 1.1% of sales, for the same period in the prior year. Operating income before pre-opening expense and goodwill amortization was $8.4 million, or 2.5% of sales, for the 13 weeks ended October 26, 1997, as compared to $6.9 million, or 2.3% of sales, for the same period in the prior year.

    Interest, net for the 13 weeks ended October 26, 1997 was $1.5 million, or 0.4% of sales, as compared to $0.5 million, or 0.2% of sales, for the same period in the prior year. The increase of $1.0 million was primarily attributable to interest incurred under the Company's long-term convertible debt, which was issued in September 1996.

    Income tax expense for the 13 weeks ended October 26, 1997 was $1.4 million with an effective tax rate of 53.2%, as compared to income tax expense of $1.2 million with an effective tax rate of 45.4% for the same period of 1996. The increase in the effective tax rate was primarily due to the combined effects of a higher corporate tax rate and a reduction in net loss in the Company's Canadian subsidiary.

    As a result of the foregoing factors, net income for the 13 weeks ended October 26, 1997 was $2.0 million, or 0.6% of sales, as compared to net income of $2.0 million, or 0.7% of sales, for the same period in the prior year.

                           THE SPORTS AUTHORITY, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - CONTINUED


39 WEEKS ENDED OCTOBER 26, 1997 AND OCTOBER 27, 1996

    Sales for the 39 weeks ended October 26, 1997 were $1,044.0 million, a $148.9 million, or 16.6%, increase over sales of $895.1 million for the same period in the prior year. Of the 16.6% increase in sales, 14.1%, or $126.8 million, was attributable to the inclusion of a full 39 weeks of sales for the stores opened in 1996 which had no comparable store sales in the prior year; 4.0%, or $35.5 million, was attributable to the 17 new stores opened in the first 39 weeks of 1997. These increases were partially offset by a 1.5%, or $13.4 million, decrease in comparable store sales growth. The comparable store sales decrease in the first 39 weeks of 1997 was primarily the result of declining sales in hardlines, specifically the outdoor categories of fishing and camping, as well as fitness equipment, and athletic wear due to sales of Olympic merchandise in the prior year. Excluding all or a portion of the first 39 weeks of 1997 sales from 24 stores considered to be cannibalized by new store openings, comparable store sales were flat in the first 39 weeks of 1997.

    Cost of merchandise sold, including buying and occupancy costs, for the 39 weeks ended October 26, 1997 was $747.9 million, or 71.6% of sales, as compared to $646.7 million, or 72.3% of sales, for the same period in the prior year. As a percent of sales, gross margin was 28.4% for 1997 and 27.7% for 1996. The major components of cost of goods sold are merchandise costs and, to a lesser extent, occupancy costs. For the 1997 period, merchandise costs decreased primarily due to an increase in the purchase markon as the Company is selling a larger proportion of higher margin products such as footwear and apparel. Occupancy costs increased as a percent of sales due to lower initial sales volumes for non-comparable stores opened subsequent to July 1996 as well as higher minimum rentals for those stores due to openings in Japan and the New York metropolitan area.

    SG&A expenses for the 39 weeks ended October 26, 1997 were $263.8 million, or 25.3% of sales, as compared to $219.6 million, or 24.5% of sales, for the same period in the prior year. The 0.8% of sales increase in SG&A expenses was attributable to an increase in store payroll and various store operating expenses as a percent of sales due to lower sales volumes, expenses related to the Company's logistics project, and an increase in depreciation expense as a result of purchasing more stores and purchasing computer hardware and software for the corporate office.

                           THE SPORTS AUTHORITY, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - CONTINUED


    Pre-opening expense for the 39 weeks ended October 26, 1997 was $5.9 million, or 0.6% of sales, as compared to $5.7 million, or 0.6% of sales, for the same period in the prior year. Pre-opening expense increased only $0.2 million despite opening 17 stores in the 1997 period versus 14 stores in the 1996 period. The decrease in pre-opening expenses on a per store basis is due primarily to higher pre-opening occupancy expenses in the prior year as a result of assuming existing lease obligations in three stores.

    Operating income for the 39 weeks ended October 26, 1997 was $25.8 million or 2.5% of sales, as compared to operating income of $22.4 million, or 2.5% of sales, for the same period in the prior year. Operating income before pre-opening expense and goodwill amortization was $33.2 million, or 3.2% of sales, for the 39 weeks ended October 26, 1997, as compared to $29.6 million, or 3.3% of sales, for the same period in the prior year.

    Interest, net for the 39 weeks ended October 26, 1997 was $3.8 million, or 0.4% of sales, as compared to $1.5 million, or 0.2% of sales, for the same period in the prior year. The increase of $2.3 million was primarily attributable to interest incurred under the Company's long-term convertible debt. The increase in interest expense is partially offset by an increase in interest income resulting from short-term investments, a note receivable from a developer and a participation in a privately placed mortgage note secured by a store lease.

    Income tax expense for the 39 weeks ended October 26, 1997 was $9.3 million with an effective tax rate of 42.2%, as compared to income tax expense of $8.7 million with an effective tax rate of 41.7% for the same period of 1996. The increase in the effective tax rate was primarily due to the combined effects of a higher corporate tax rate and a reduction in net loss in the Company's Canadian subsidiary.

    As a result of the foregoing factors, net income for the 39 weeks ended October 26, 1997 was $14.2 million, or 1.4% of sales, as compared to net income of $13.2 million, or 1.5% of sales, for the same period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's principal capital requirements are to fund working capital needs and to open new stores in connection with its expansion strategy. For the 39 weeks ended October 26, 1997 these capital requirements have generally been satisfied by cash and cash equivalents at the beginning of the year.

                           THE SPORTS AUTHORITY, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - CONTINUED

    Cash flows generated by operating, investing and financing activities as reported in the Consolidated Statements of Cash Flows for the 39 weeks ended October 26, 1997 are summarized below. The net decrease in cash and cash equivalents for the 39 weeks ended October 26, 1997 was $93.2 million as compared to an increase of $53.7 million for the same period in the prior year.

    Net cash used for operations was $41.5 million for the 39 weeks ended October 26, 1997 as compared to $13.9 million for the same period in the prior year. Inventory net of accounts payable increased $66.7 million due to a seasonal increase in inventory levels as well as an increase in the number of stores. In the other-net category, income taxes payable decreased due to an estimated 1996 tax payment made in April 1997, as well as estimated 1997 federal and state tax payments made periodically during the first 39 weeks of the year. These uses of cash were offset by income before depreciation and amortization of $41.5 million. Depreciation and amortization expense resulted primarily from leasehold improvements, store fixtures and goodwill. Depreciation expense is expected to continue to increase in the future due to continued expansion and new store openings such as those discussed below. Accrued taxes other than income taxes increased as a result of seasonally high accruals in real estate and personal property taxes.

    Net cash used for investing was $83.6 million for the 39 weeks ended October 26, 1997, as compared to $84.2 million for the same period in the prior year. Capital expenditures in the first 39 weeks of 1997 included $60.9 million of expenditures associated with opening stores, of which $31.5 million was used for the development of the 17 stores opened in the first 39 weeks, and $29.4 million was used for stores to be opened subsequent to the third quarter. The remaining $24.2 million includes $9.9 million for capital expenditures related to the Company's logistics project as well as $14.3 million in expenditures to refurbish certain existing stores and purchase computer hardware and software for the corporate office.

    Net cash provided by financing for the 39 weeks ended October 26, 1997 was $32.0 million, as compared to $151.8 million for the same period in the prior year. The increase for the first 39 weeks of 1997 was comprised principally of short-term borrowings of the Company's joint venture in Japan and the Company's borrowings under its Revolving Credit Facility.

    The Company's working capital at October 26, 1997 was $114.9 million compared with $181.9 million at October 27, 1996, a decrease of $67.0 million. This decrease was primarily due to a decrease in cash of $49.0 million and an increase in short-term debt of $31.6 million. The prior year cash balance of $65.5 million was residual cash from the long-term convertible debt issuance in September 1996. Short-term debt did not have a balance in the prior year as a portion of the proceeds of the convertible debt were used to pay off the remaining short-term debt.

                           THE SPORTS AUTHORITY, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - CONTINUED


    Pursuant to the Company's rapid expansion program, the Company currently plans to open 31 stores in 1997. Since the Company has decided to acquire, develop and own a number of its new stores, and implement a logistics program involving creation of a network of regional distribution centers, the Company expects that its capital expenditures will be approximately $110 million in 1997. The Company will continue to finance a certain number of its new stores with operating leases, assuming availability and appropriate terms. To the extent stores are not financed with operating leases, capital expenditures will be higher by approximately $4 million to $8 million per location.

    The Company's Revolving Credit Facility, which expires April 27, 1998, provides for borrowings in a principal amount of $100 million at any one time, and another credit facility which expires on the same date provides for borrowings in a principal amount of $10 million at any one time. The Company is in the process of finalizing amendments to these facilities which would extend their terms to April 26, 1999 and which would increase the maximum principal amount of borrowings under the Revolving Credit Facility to $150 million. The Company anticipates that these amendments will be executed in December 1997. As of October 26, 1997, the Company had $15.8 million in borrowings under the Revolving Credit Facility.

    Mega Sports, the Company's 51% owned joint venture in Japan, provides its own financing with a series of term loans with multiple Japanese banks. As of October 26, 1997, Mega Sports had a balance of $15.8 million in short-term debt and $6.2 million in long-term debt.

    The Company believes that anticipated cash flows from operations, borrowings under the Revolving Credit Facility (as extended) and by Mega Sports, operating leases from developers and the remaining proceeds from the $149.5 million of convertible debt issued in September 1996 will be sufficient to satisfy its currently anticipated working capital and capital expenditure requirements through the next 12 months. The Company continues to evaluate various sources of financing for its expansion, and may seek to raise additional funds through debt or equity-related offerings, or through an additional commercial bank debt arrangement.

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

                               See Exhibit index on Page 16

                          (b)  Reports on Form 8-K:

                               None

                           THE SPORTS AUTHORITY, INC.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              THE SPORTS AUTHORITY, INC.

Date:  December 5, 1997                       By: /S/ ANTHONY F. CRUDELE
                                                  ----------------------
                                                     Anthony F. Crudele
                                                     Senior Vice President and
                                                     Chief Financial Officer
                                                     (Principal Financial and
                                                     Accounting Officer)

                                INDEX TO EXHIBITS



EXHIBIT
NUMBER                       DESCRIPTION
------                       -----------


10.1           Management Stock Purchase Plan, as amended

11.1           Computation of earnings per share

27             Financial Data Schedule