Form 10-K
period 1998-01-25
SPORTS AUTHORITY INC /DE/
filed 1998-04-27
CIK 929470

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended January 25, 1998

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

    TITLE OF EACH CLASS               NAME OF EACH EXCHANGE ON WHICH REGISTERED
Common Stock, $.01 par value                  The New York Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:
                                      None

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X NO

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     State the aggregate market value of the voting and nonvoting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing:
$498,609,041 at the close of business on March 30, 1998.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 31,649,576 Shares of Common Stock outstanding as of March 30, 1998.

Documents Incorporated by Reference: (1) the Company's 1997 Annual Report to Stockholders incorporated partially in Parts I and II hereof and (2) the Company's Proxy Statement dated April 27, 1998, incorporated partially in Part III hereof.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     The Company is the largest operator of large format sporting goods stores in the United States in terms of both sales and number of stores and is also the largest full-line sporting goods retailer in the United States in terms of sales. At January 25, 1998, the Company operated 196 sporting goods megastores, virtually all in excess of 40,000 gross square feet, and three stores under the format "The Sports Authority, Ltd." These "Ltd." format stores range from 9,000
- 30,000 square feet. The Company's business strategy is to offer customers extensive selections of quality, brand name sporting equipment and athletic and active footwear and apparel, everyday fair prices and premium customer service. The Company has an international presence, with 186 stores in 30 states in the United States, six stores in Canada and seven stores in Japan operated by a joint venture 51% owned by the Company. The Company had sales of approximately $1,464.6 million in 1997, a 15.2% increase over 1996.

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

INDUSTRY OVERVIEW

     According to the National Sporting Goods Association ("NSGA"), total U.S. retail sales of sporting goods (including sporting equipment, athletic footwear and apparel) exceeded $41 billion in 1996. The retail sporting goods industry is comprised of four principal categories of retailers: (i) traditional sporting goods retailers, (ii) specialty sporting goods retailers, (iii) large format sporting goods retailers and (iv) mass merchandisers.

     Large format sporting goods retailers represent an increasing percentage of the retail sporting goods market in the United States. In 1996, the top three large format sporting goods retailers (including the Company) represented approximately 6% of the retail sporting goods sales.

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

     MEGASTORE FORMAT. The Company operates large format stores, virtually all of which are in excess of 40,000 gross square feet. This megastore format enables the Company to provide under one roof an extensive selection of merchandise for sports and leisure activities that ordinarily are associated with specialty shops and pro shops, such as golf, tennis, snow skiing, cycling, hunting, fishing, bowling, archery, boating and water sports, as well as for activities ordinarily associated with traditional sporting goods retailers, such as team sports, physical fitness, and men's, women's and children's athletic and active apparel and footwear. Each megastore offers approximately 45,000 active SKUs (excluding discontinued items) across 17 major departments. The Company's megastores provide ease of shopping through pleasant and well-designed store layouts, informative and easily identifiable signage, individual price ticketing of each product, speedy and courteous check-out, easy store access and convenient customer parking.

     QUALITY BRAND NAME SPORTING GOODS. The Company's merchandising strategy is to offer the largest breadth and depth of selection in quality brand name sporting goods in each of its over 1,200 merchandise classifications. The Company's comprehensive merchandise assortment includes over 900 brand names, including Adidas, Asics, Champion, Coleman, Columbia, Ektelon, Huffy, K2, Mongoose, Nike, Prince, Pro Player, Rawlings, Reebok, Rollerblade, Russell, Spalding, Starter, Taylor Made, Teva, Timberland and Wilson. The Company utilizes a sophisticated inventory management system in conjunction with strong store operating controls to achieve optimal in-stock levels of brand name merchandise.

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

EXPANSION

     The Company has engaged in a rapid expansion program. The following table sets forth certain information regarding the Company's expansion program during the fiscal years indicated:

                                                                NEW STORES
                                                       ---------------------------
                                                                       MARKET
                                                                 -----------------     NO. OF STORES     GROSS SQUARE
                                                                                        AT PERIOD             FEET
               YEAR                                    TOTAL     NEW      EXISTING         END           AT PERIOD END
               ----                                    -----     ---      --------     -------------     -------------

1993...........................................         24         8         16              80            3,415,200
1994...........................................         27         5         22             107            4,618,400
1995...........................................         29        15         14             136            5,899,117
1996...........................................         32         7         25             168            7,290,549
1997...........................................         31         7         24             199            8,620,541


     In 1997, the Company opened 31 stores for a total of 199 stores at the end of the year, including six stores in Canada, seven stores in Japan operated by a joint venture 51% owned by the Company and three smaller format stores in New York City under the name "The Sports Authority, Ltd." The markets in which these stores are located are listed in Item 2. The Company currently plans to open between 60 and 70 new stores during the next two years. The rate of the Company's expansion will depend, among other things, on general economic and business conditions affecting consumer confidence and spending, the availability of qualified management personnel, the availability of desirable locations, the negotiation of acceptable lease or purchase terms, the availability of adequate capital and its ability to manage the operational aspects of its growth. The Company's ability to maintain an aggressive growth rate will be dependent upon its ability to open new stores. There can be no assurance that the Company will sustain the growth in the number of stores and the revenue growth achieved historically or that it will maintain consistent levels of profitability, particularly as it expands into markets now served by other large format sporting goods retailers and mass merchandisers.

     The Company's expansion program includes opening stores internationally. The Company currently operates six stores in Canada and eight stores in Japan. In addition, the Company periodically evaluates whether it should expand into other countries. There can be no assurance that the retail formula for the Company's stores that has worked successfully to date in the United States will work successfully in foreign markets.

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

     The Company's expansion strategy focuses primarily on multi-store markets where it can achieve significant market penetration and can leverage management personnel and advertising expenses. For example, more than two-thirds of those stores that were opened or are planned to be opened in 1997 and 1998 are in the Company's existing markets. This strategy has resulted in some cannibalization of sales at existing stores. While management believes that achieving greater market penetration will enable the Company to compete more effectively and increase profitability and return on capital in the long term, there can be no assurance that the level of cannibalization that results in the future will not adversely affect the Company's sales and profitability.

     In analyzing a new market, the Company evaluates that market's potential in terms of total number of store locations. Sites are selected based on regional access, co-tenancy, available lease or purchase terms, visibility, parking, demographics (such as income levels and distribution, age and family size), population and proximity to competition. In general, the Company's site selection strategy is intended to maximize profitability and market share.

     The Company traditionally has obtained new store locations through long-term operating leases. On an operating lease basis, the cost of opening a new store consists primarily of the investment in inventory, the cost of furniture, fixtures and equipment and pre-opening expenses, such as the costs associated with training employees and stocking the store. Inventory for a new store is estimated to cost approximately $1.6 million, with average vendor payables equal to approximately 50% of the initial inventory, for a net initial investment of approximately $0.8 million. The cost of furniture, fixtures and equipment for a new store is approximately $1.0 million. Pre-opening expenses, which are expensed in the month in which the store opens, typically average approximately $0.3 million and include grand opening advertising expenses averaging approximately $0.1 million per store. If the Company purchases the land and building, there would be an additional capital expenditure of approximately $4 million to $8 million to open each such store. If the site requires a retrofit of an existing building, costs (excluding furniture, fixtures and equipment) approximate $1.4 million. However, for projected higher volume stores in densely populated urban areas (New York City and Chicago, for example) retrofit costs tend to be significantly higher. The Company currently plans to finance substantially all of its new stores with operating leases, assuming availability and appropriate terms. Due to the additional store growth, refurbishments of existing stores and the planned opening of a second regional distribution center (see "Distribution" below), the Company expects that its capital expenditures will be approximately $95 million in 1998.

STORES AND CUSTOMER SERVICE

     The Company's megastores average in excess of 40,000 gross square feet. The stores are located primarily in regional strip or power centers that generally have tenants that are value-oriented large format retailers, and a small percentage are located in malls and stand alone locations. Unlike warehouse stores, the interior of each store creates a pleasant shopping environment, with carpet and resilient tile floor coverings, high ceilings, bright lighting, wide aisles, extensive category signage, high perimeter "H" frame type racks, "ladder style" apparel fixtures and product statement shops, which promote technical products of leading vendors. Beginning with stores opened in the fall of 1997, the Company introduced its new flexible fixtures, which will facilitate seasonal changes and reallocation of space in the stores. Each store displays merchandise in accordance with centrally developed presentation standards. These standards are designed to provide logical department adjacencies to promote convenience and multiple purchases of related items. The layouts for each department are also centrally developed to ensure that each store utilizes display techniques to highlight merchandise and present a consistent and attractive shopping environment.

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

     The Company believes that its premium customer service, enhanced merchandise replenishment and allocation systems, training of store-level management, continual investment in technology and infrastructure and attentiveness to loss prevention practices have contributed to a relatively low rate of inventory shrinkage at the Company. On average, for the last three years, the Company's shrinkage, expressed as a percentage of sales, has been approximately 0.7% at retail, or 0.5% at cost.

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

                                                                     PERCENTAGE OF NET SALES
                                                                     -----------------------
                                                                             YEAR
                                                                     -----------------------
MERCHANDISE GROUP                                                     1997    1996     1995
-----------------                                                     ----    ----     ----
Hard lines....................................................          50%      50%      53%
Soft lines:
    Apparel...................................................          22       22       20
    Footwear..................................................          28       28       27
                                                                       ---      ---      ---
         Subtotal soft lines..................................          50       50       47
                                                                       ---      ---      ---
Total.........................................................         100%     100%     100%
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

     HUNTING, FISHING AND CAMPING. A vast assortment of merchandise is carried in the Company's stores to satisfy the needs of outdoor sports enthusiasts of all levels of experience. Camping and backpacking merchandise includes tents, sleeping bags, lanterns, flashlights, grills, coolers and accessories. For fishing and hunting, each of the Company's stores sells rods, reels, fishing line, terminal tackle, tackle boxes, fishing nets, firearms, ammunition, scopes, binoculars, archery equipment, paintball and accessories.

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

     WATER SPORTS AND MARINE. Water sports and marine merchandise includes an array of merchandise for boating and for water sports such as swimming, water skiing, jet skiing, SCUBA diving and snorkeling. This merchandise includes water skis, boogie boards, wetsuits, SCUBA gear, fins, masks, snorkels, towable inflatables and life vests. Also included in this category is personal electronics such as the "Talkabout" - a personal communication radio, and hand held GPS units.

     CYCLING. Each of the Company's stores sells a wide variety of bicycles for various types of cycling, including mountain bikes, hybrid bikes (for on and off road) as well as extreme sports bikes (BMX and Trick) and a large variety of skateboards. In addition, the Company carries accessories such as cycling gloves, helmets and water bottles. The Company has added bike tech shops in 61 existing stores and all new stores to be opened in 1998. The bike tech shop is designed to increase the overall service offered to customers in the cycling area.

     GENERAL MERCHANDISE. Each of the Company's stores carries a wide variety of general merchandise to complement its comprehensive selection of sport specific merchandise. This merchandise includes videos, magazines, books, sunglasses, trading cards and watches and licensed team novelties such as mugs, clocks, helmets, pennants, bumper stickers and key chains.

     WINTER SPORTS. The winter sports department in the Company's North American stores was previously operated by a group of regional licensees, all operating under the overview of the principal licensee, Green Mountain Corporation. Under its license agreement with Green Mountain Corporation, the Company received a fee of approximately 10% of snow ski merchandise sales. Snow ski merchandise sales were not included in the Company's sales. In January 1998, the Company terminated its agreement with Green Mountain Corporation, effective August 1, 1998. As a result, the winter sports department will be operated directly by the Company and winter sports merchandise sales will be included in the Company's sales.

PURCHASING

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

     The Company currently purchases merchandise from over 800 vendors and, in fiscal 1997, the Company's largest vendor, Nike, Inc., accounted for approximately 18% of its total merchandise purchased. The Company does not maintain any long-term or exclusive commitments or arrangements to purchase from any vendor. The Company is either the largest or one of the largest customers for many of its vendors. For most vendors, the Company is the largest per store seller of that vendor's merchandise. As the number of stores increases pursuant to its store expansion plan, the Company believes it will continue to obtain sufficient merchandise for all of its stores on a timely basis.

DISTRIBUTION

     In November 1997, the Company opened its first regional distribution center ("RDC") outside of Atlanta. The RDC serves as a flow-through facility to receive and allocate merchandise to the Company's stores. Merchandise is received at the Atlanta RDC, made "floor ready", and subsequently allocated and distributed to 90 of the Company's stores. The Company believes that the establishment of RDC's will result in transportation, payroll and merchandise cost savings. The Company currently plans to open two additional facilities over the next one to two years (one in the Northeast and one in the West). Additionally, dependinng on future geographic expansion, the Company may consider opening a fourth facility thereafter (potentially in the Midwest). Merchandise not processed by the RDC in Atlanta is shipped directly to each store by vendors. In addition, the Company uses a small contract break bulk operation located in New Jersey to distribute certain orders, primarily for athletic and active footwear. The Company also operates an offsite receiving location in Southern California to service stores in Hawaii and Japan.

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

     In 1997, the Company completed the implementation of hand held, radio frequency terminals for purposes of streamlining the merchandise receiving and ticketing processes. The Company also completed the first phase implementation of a "data warehouse", giving corporate buying staff easy access to sales information on a class and sub-class level.

YEAR 2000

     The Company has conducted a review to identify which computer and other business systems will be affected by the "Year 2000" problem and has developed a project plan and schedule designed to solve this issue. The Company is currently planning to implement substantially all of its Year 2000 conversion project by the second quarter of 1999, and is using both internal staff and outside consultants for this effort. Based upon information currently known about its computer and other business systems, the Company estimates it will expense approximately $3 million over the next two years in this effort. The Company believes the cost associated with becoming Year 2000 compliant will not materially affect its future operating results or financial condition. While the Company currently believes that it will be able to implement its Year 2000 conversion project in a timely manner, failure to do so could have a material impact on the Company's operations. In addition, there can be no assurance that the systems of other companies with which the Company does business will also be converted in a timely manner or that failure to convert by other companies would not have a material impact on the Company's operations.

ADVERTISING AND PROMOTION

     The Company seeks to build name recognition and market share through broadcast media, newspaper advertising, billboards and sports sponsorships. Because of the heavy brand name orientation of the Company's merchandise assortment, the Company's advertising impact is supplemented by advertising of manufacturers and distributors of brand name products. Upon entering a new market, the Company uses extensive billboard, radio, and newspaper advertising to establish name recognition in that market. The focus on multi-store markets enables the Company to leverage a substantial portion of advertising costs. The "Prepare Yourself" advertising campaign, introduced in August 1997, will be used throughout the Company's advertising and marketing. The advertising campaign sends a message that before you participate in any sports activity, you "Prepare Yourself" first at The Sports Authority.

COMPETITION

     The retail sporting goods industry is highly competitive and is comprised of the following four principal categories of retailers:

     TRADITIONAL SPORTING GOODS RETAILERS. Traditional sporting goods retailers tend to have relatively small stores, generally ranging in size from 5,000 to 20,000 square feet, frequently located in malls or strip centers (e.g., Modell's Sporting Goods, Champs, Dunham's, MVP Sports and Hibbett Sporting Goods). These stores typically carry limited quantities of each item in their assortment and generally offer a more limited selection at higher prices than large format stores.

     SPECIALTY SPORTING GOODS RETAILERS. Specialty sporting goods retailers include specialty shops, ranging in size from 1,000 to 10,000 square feet, frequently located in malls (e.g., Foot Locker, Foot Action, The Finish Line and The Athlete's Foot), and also include pro shops that often are single store operations. These stores typically carry a wide assortment of one specific product category, such as athletic shoes or golf or tennis equipment, and generally have higher prices than large format stores.

     LARGE FORMAT SPORTING GOODS RETAILERS. Large format stores such as the Company's stores generally range in size from 30,000 to 70,000 square feet, offer a broad selection of brand name sporting goods merchandise and tend to be either anchor stores in strip malls or free-standing locations (e.g., Gart Sports, Jumbo Sports, Oshman's and Dick's Clothing and Sporting Goods). In addition, other large format sporting goods retailers compete with certain product categories sold by the Company (e.g., Just For Feet and Sneaker Stadium in footwear and Gander Mountain in outdoor sporting products).

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

TRADEMARKS AND SERVICE MARKS

     The Company uses "The Sports Authority" as its trade name and applies to qualify to do business as such in each jurisdiction where it operates stores. The trademarks and service marks registered in the U.S. Patent and Trademark Office include THE SPORTS AUTHORITY(R), THE SPORTS AUTHORITY & Design(R), THE SKI AUTHORITY(R), AUTHORITY(R), THE BICYCLE AUTHORITY(R), FITNESS AUTHORITY(R), GOLF AUTHORITY(R), FISHING AUTHORITY(R), MARINE AUTHORITY(R), TENNIS AUTHORITY(R), RUNNING AUTHORITY(R), TEAM SPORTS AUTHORITY(R) and THE CLUB AUTHORITY(R). The Company uses a family of marks which feature the word AUTHORITY. Many of these marks are the subject of pending applications for registration in the U.S., Canada, Japan and elsewhere. The Company has continued the process of registering its principal trademarks and service marks throughout the world on a strategic basis. The Company vigorously protects its trademarks, service marks and trade name from infringement throughout the world. Use of these marks in the U.S. and Canada is under license from The Sports Authority Michigan, Inc., a wholly-owned subsidiary of the Company.

ASSOCIATES

     As of January 25, 1998, the Company had a total of approximately 6,100 full-time and approximately 5,800 part-time associates. Of these, approximately 11,000 were employed in the Company's stores and approximately 900 were employed in corporate office positions, regional and district positions, and the Company's Atlanta regional distribution center. None of the Company's associates is covered by a collective bargaining agreement. The Company endeavors to promote new store management from its existing personnel. The Company believes that its relationships with its associates are good.

SEASONALITY

     The Company's business is highly seasonal, with its highest sales occurring in the fourth quarter, which includes the holiday selling season. In fiscal 1997, 28.7% of the Company's sales occurred in the fourth quarter compared to 29.6% in 1996. The Company's expansion program generally is weighted toward store openings in the second half of the fiscal year. In the future, changes in the number and timing of store openings and consumer buying habits, particularly in the holiday selling season, may change seasonality trends.

FORWARD LOOKING STATEMENTS

     Certain statements contained in or incorporated by reference in this Form 10-K constitute "forward looking statements" made in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. As such, they involve risks and uncertainties that could cause actual results to differ materially from those set forth in such forward looking statements. The Company's forward looking statements are based on assumptions about, or include statements concerning, many important factors, including without limitation changes in discretionary consumer spending and consumer preferences, particularly as they relate to sporting goods, athletic footwear and apparel; seasonal patterns in consumer spending; the Company's ability to effectively implement its strategies, including its merchandising, distribution and store expansion strategies; competitive trends and consolidation within the sporting goods retailing industry; the effect of economic changes in other countries in which the Company does business; and other factors described herein. While the Company believes that its assumptions are reasonable, it cautions that it is impossible to predict the impact of certain factors which could cause actual results to differ materially from expected results.

ITEM 2.  PROPERTIES

     The following table sets forth certain information as of January 25, 1998 regarding the markets in which the Company currently has stores.

                                      UNITED STATES REGIONS/METROPOLITAN AREA                            NUMBER OF STORES
                                      ---------------------------------------                            ----------------
NORTHEAST
    Baltimore.......................................................................................               3
    Boston .........................................................................................               6
    Hartford/North Haven............................................................................               3
    New York .......................................................................................              25
    Portland, ME ...................................................................................               1
    Philadelphia ...................................................................................               8
    Providence......................................................................................               2
    Washington, D.C. ...............................................................................              13
                                                                                                               -----
         SUBTOTAL NORTHEAST.........................................................................              61

SOUTHEAST
    Augusta, GA.....................................................................................               1
    Atlanta.........................................................................................              13
    Charleston......................................................................................               1
    Charlotte.......................................................................................               2
    Chattanooga.....................................................................................               1
    Ft. Myers.......................................................................................               1
    Gainesville, FL.................................................................................               1
    Greensboro......................................................................................               1
    Greenville, SC..................................................................................               1
    Jacksonville....................................................................................               2
    Montgomery......................................................................................               1
    Naples..........................................................................................               1
    New Orleans.....................................................................................               3
    Norfolk/Hampton.................................................................................               3

    Orlando.........................................................................................               6
    Southeast Florida...............................................................................              15
    Tampa/St. Petersburg............................................................................               9
    Winston-Salem...................................................................................               1
                                                                                                                 ---
         SUBTOTAL SOUTHEAST.........................................................................              63

MIDWEST
    Chicago.........................................................................................              15
    Detroit.........................................................................................               8
    St. Louis.......................................................................................               4
                                                                                                                ----
         SUBTOTAL MIDWEST...........................................................................              27

SOUTHWEST
    Dallas..........................................................................................               1
    El Paso.........................................................................................               1
    Las Vegas.......................................................................................               3
    Little Rock.....................................................................................               1
    Phoenix.........................................................................................               7
    San Antonio.....................................................................................               2
    Tucson..........................................................................................               1
                                                                                                                ----
         SUBTOTAL SOUTHWEST.........................................................................              16

NORTHWEST
    Anchorage.......................................................................................               1
    Seattle/Tacoma..................................................................................               4
                                                                                                                ----
         SUBTOTAL NORTHWEST.........................................................................               5

WEST
    Honolulu........................................................................................               3
    Fresno..........................................................................................               1
    Los Angeles.....................................................................................               2
    Sacramento......................................................................................               2
    San Diego.......................................................................................               6
                                                                                                                ----
         SUBTOTAL WEST..............................................................................              14
                                                                                                                ----
SUBTOTAL UNITED STATES..............................................................................             186
                                                                                                                 ---

                                      CANADA/METROPOLITAN AREA
                                      ------------------------

    Toronto.........................................................................................               6
                                                                                                                ----
SUBTOTAL CANADA.....................................................................................               6
                                                                                                                ----

                                      JAPAN/METROPOLITAN AREA
                                      -----------------------

    Nagoya..........................................................................................               3
    Osaka...........................................................................................               2
    Kyushu..........................................................................................               1
    Tokyo...........................................................................................               1
                                                                                                                ----
SUBTOTAL JAPAN......................................................................................               7
                                                                                                                ----

TOTAL ALL COUNTRIES.................................................................................             199
                                                                                                                 ===

     As of January 25, 1998, the Company occupied 174 stores pursuant to long-term leases. The leases typically provide for an initial 15 to 25 year term with multiple five-year renewal options. In most cases, the Company's leases provide for minimum annual rent subject to periodic adjustments, plus other charges, including a proportionate share of taxes, insurance and common area maintenance. Seventy of the Company's store leases are guaranteed by Kmart. In addition, the Company owns 25 of its stores.

     In February 1998, the Company closed three stores in Atlanta, Miami and Las Vegas. See Note 4 to the Financial Statements on page 29 of the Company's 1997 Annual Report to Stockholders, which pages are incorporated herein by reference.

     The Company leases a building at 3383 N. State Road 7, Fort Lauderdale, Florida, containing approximately 98,000 square feet, that houses its corporate offices, with a remaining primary term of 10 years with two 10-year renewal options.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

PRICE RANGE OF COMMON STOCK

     The Common Stock of the Company is traded on the New York Stock Exchange (the "NYSE") under the symbol "TSA". The following table sets forth, for the fiscal quarters indicated, the high and low market prices for the Common Stock as reported on the NYSE.

                                                               HIGH       LOW
                                                               ----       ---

         Fiscal 1996
               1st Quarter ..................................  20.25     12.50
               2nd Quarter ..................................  24.17     19.17
               3rd Quarter ..................................  29.00     18.50
               4th Quarter ..................................  26.38     16.50
         Fiscal 1997
               1st Quarter ..................................  20.25     16.75
               2nd Quarter ..................................  21.75     16.63
               3rd Quarter ..................................  21.88     17.63
               4th Quarter ..................................  20.75     11.06

     As of March 30, 1998, the Company had approximately 1,243 shareholders of record.

  DIVIDEND POLICY

     The Company did not declare any dividends in 1996 or 1997 and intends to retain its earnings to finance future growth. Therefore, the Company does not anticipate paying any cash dividends in the foreseeable future. The declaration and payment of dividends, if any, is subject to the discretion of the Board of Directors and to certain limitations under the General Corporation Law of the State of Delaware. In addition, the Company's Revolving Credit Facility and Lease Guaranty Agreement contain restrictions on the Company's ability to pay dividends. See Note 9 to the Financial Statements on page 30 of the Company's 1997 Annual Report to Stockholders, which pages are incorporated herein by reference. The timing, amount and form of dividends, if any, will depend, among other things, on the Company's results of operations, financial condition, cash requirements and other factors deemed relevant by the Board of Directors.

ITEM 6. SELECTED FINANCIAL DATA

     The information required by this Item 6 is incorporated herein by reference to the information under the caption "Selected Consolidated Financial Data" on page 14 of the Company's 1997 Annual Report to Stockholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this Item 7 is incorporated herein by reference to the information under the caption "Management's Discussion and Analysis" on pages 15-19 of the Company's 1997 Annual Report to Stockholders.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item 8 is incorporated herein by reference to the information on pages 22-35 of the Company's 1997 Annual Report to Stockholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company are as follows:

     Jack A. Smith, age 62. Mr. Smith founded the Company and has served as Chairman of the Board since the Initial Public Offering on November 23, 1994, and as Chief Executive Officer and a Director since its inception in 1987. He also served as President of the Company from its inception to February 1996. Previously Mr. Smith served in various senior management positions, including Chief Operations Officer, with Herman's Sporting Goods, Inc., a retail sporting goods chain, from 1981 to 1987.

     Martin E. Hanaka, age 48. Mr. Hanaka was elected as Vice Chairman and as a Director of the Company on February 2, 1998. From August 1994 until October 1997, Mr. Hanaka served as President and Chief Operating Officer of Staples, Inc., an office supply superstore retailer. Mr. Hanaka's extensive retail career has included serving as Executive Vice President of Marketing and as President and Chief Operating Officer of Lechmere, Inc. from September 1992 through July 1994, and serving in various capacities for 20 years at Sears Roebuck & Co., most recently as Vice President in charge of Sears Brand Central.

     Richard J. Lynch, Jr., age 46. Mr. Lynch has served as President and Chief Operating Officer of the Company since February 1996 and as a Director since June 1990. He previously served as Senior Vice President and Chief Financial Officer of the Company from January 1991 to February 1996. Mr. Lynch joined the Company as Vice President and Chief Financial Officer in June 1988 after serving as Chief Financial Officer for The Sports Club, Inc., a retail sporting goods chain, from 1986 to 1987, and as Chief Financial Officer at various retail divisions of W. R. Grace and Co. from 1978 to 1986.

     Robert J. Timinski, age 50. Mr. Timinski was promoted to Executive Vice President and Chief Merchandising Officer in January 1998. He previously served as Senior Vice President and General Merchandise Manager beginning in January 1993. Prior to joining the Company, he served as Executive Vice President of Odyssey USA, Inc., a manufacturer of outerwear and outdoor products, from 1990 to 1992 and in various senior level positions at Herman's Sporting Goods, Inc. from 1978 to 1990, including Executive Vice President and Chief Merchandise Officer from 1987 to 1990 and Senior Vice President and General Merchandise Manager from 1986 to 1987.

     Arnold D. Sedel, age 60. Mr. Sedel has served as Senior Vice President, Stores since January 1991. He joined the Company as Vice President of Operations in August 1988 after having served as Senior Vice President, Operations for Herman's Sporting Goods, Inc. from 1982 to 1987 and as President of The Sporting Goods Warehouse, a retail sporting goods chain, from 1975 to 1981.

     Samuel G. Allen, age 48. Mr. Allen joined the Company in April 1995 as International President. Prior thereto, Mr. Allen served as President and Chief Executive Officer of Sport Chalet, Inc., a retail sporting goods chain, since 1984.

     Anthony F. Crudele, age 41. Mr. Crudele has served as Senior Vice President and Chief Financial Officer since February 1996. He previously served as Vice President and Controller of the Company from January 1991 to February 1996. Mr. Crudele joined the Company as Controller in April 1989 after serving in various positions at Price Waterhouse from 1981 to 1989.

     There is no family relationship between any of these executive officers or between any such officer and any Director of the Company. The remaining information required by this Item 10 is incorporated herein by reference to the information under the captions "Election of Directors" and "Section 16(a) - Beneficial Ownership Reporting Compliance" on pages 2 and 14, respectively, of the Company's Proxy Statement dated April 27, 1998.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item 11 is incorporated herein by reference to the information under the caption "Executive Compensation" on pages 6-12 of the Company's Proxy Statement dated April 27, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item 12 is incorporated herein by reference to the information under the caption "Ownership of Common Stock" on pages 13-14 of the Company's Proxy Statement dated April 27, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item 13 is incorporated herein by reference to the information under the caption "Certain Transactions" on page 15 of the Company's Proxy Statement dated April 27, 1998.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed with, and as a part of, this Annual Report on Form 10-K.

     1.  FINANCIAL STATEMENTS.

         The financial statements incorporated herein by reference to the information found on pages 21-35 of the Company's 1997 Annual Report to Stockholders to be furnished to the Securities and Exchange Commission are as follows:

         Report of Independent Certified Public Accountants
         Consolidated Statements of Income
         Consolidated Balance Sheets
         Consolidated Statements of Stockholders' Equity
         Consolidated Statements of Cash Flows
         Notes to Consolidated Financial Statements

     2.  EXHIBITS.

         See Exhibit Index on Page 23

     (b) Reports on Form 8-K.

         A Report on Form 8-K, which contained information under Item 5, was filed on December 29, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        THE SPORTS AUTHORITY, INC.

Date:    APRIL  24, 1998                By: /S/ JACK A. SMITH
                                            -----------------
                                            Jack A. Smith, Chairman of the Board
                                            and Chief Executive Officer

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

               SIGNATURE                             TITLE                                 DATE
               ---------                             -----                                 ----

         /S/ JACK A. SMITH
         -------------------------          Chairman of the Board,                     APRIL 24, 1998
         Jack A. Smith                      Chief Executive Officer
                                            and Director
                                            (Principal Executive Officer)

         /S/ MARTIN E. HANAKA
         -------------------------          Vice Chairman and                          APRIL 24, 1998
         Martin E. Hanaka                   Director

         /S/ RICHARD J. LYNCH, JR.
         -------------------------          President, Chief                           APRIL 24, 1998
         Richard J. Lynch, Jr.              Operating Officer and
                                            Director

         /S/ ANTHONY F. CRUDELE
         -------------------------          Senior Vice President and                  APRIL 24, 1998
         Anthony F. Crudele                 Chief Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)

         /S/ NICHOLAS A. BUONICONTI         Director                                   APRIL 24, 1998
         --------------------------
         Nicholas A. Buoniconti

         /S/ STEVE DOUGHERTY                Director                                   APRIL 24, 1998
         --------------------------
         Steve Dougherty

         /S/ JULIUS W. ERVING
         --------------------------         Director                                   APRIL 24, 1998
         Julius W. Erving

                                   SIGNATURES
                                   ----------

         /S/ CAROL FARMER                   Director                                   APRIL 24, 1998
         ------------------
         Carol Farmer

         /S/ JACK F. KEMP                   Director                                   APRIL 24, 1998
         ------------------
         Jack F. Kemp

         /S/ W. MITT ROMNEY                 Director                                   APRIL 24, 1998
         ------------------
         W. Mitt Romney

         /S/ HAROLD TOPPEL                  Director                                   APRIL 24, 1998
         ------------------
         Harold Toppel

                                INDEX TO EXHIBITS

                                                                                           SEQUENTIAL
EXHIBITS                                                                                   PAGE NUMBER
--------                                                                                   -----------

3.1 Restated Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.1 to the Form 10-K for 1994.

3.2 Amended and Restated Bylaws of the Company, incorporated herein by reference to Exhibit 3.1 to the Form 10-Q for the second quarter of 1997.

4.1      Indenture, dated as of September 20, 1996, between the Company and The
         Bank of New York, as Trustee, relating to the Company's $149,500,000
         5.25% Convertible Subordinated notes due September 15, 2001 (including forms of note), incorporated herein by reference to Exhibit 4.1 to Registration Statement No. 333-16877 on Form S-3.

4.2 Registration Rights Agreement, dated as of September 20, 1996, between the Company and Goldman, Sachs & Co., relating to the Company's $149,500,000 5.25% Convertible Subordinated Notes due
         September 15, 2001, incorporated herein by reference to Exhibit 4.2 to Registration Statement No. 333-16877 on Form S-3.

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

10.3 Management Stock Purchase Plan, as amended, incorporated herein by reference to Exhibit 10.1 to the Form 10-Q for the third quarter of 1997.

10.4 Stock Option Plan, incorporated herein by reference to Exhibit 99.2 to Registration Statement No. 33-86522 on Form S-8.

                                                                                           SEQUENTIAL
EXHIBITS                                                                                   PAGE NUMBER
--------                                                                                   -----------
10.5     Employee Stock Purchase Plan, as amended, incorporated herein by reference to Exhibit 10.9 to the Form 10-Q for the second quarter of
         1995.

10.6 Annual Incentive Bonus Plan, as amended, incorporated herein by reference to Exhibit 10.6 to the Form 10-K for 1996.

10.7 Amended and Restated Director Stock Plan, incorporated herein by reference to Exhibit A of the Company's Proxy Statement dated April 23,
         1997.

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

10.10 Severance and Change in Control Agreement, dated as of April 17, 1995, between the Company and Samuel G. Allen, incorporated herein by reference to Exhibit 10.18 to Registration Statement No. 33-96166, on
         Form S-1.

10.11 1996 Stock Option and Restricted Stock Plan, incorporated herein by reference to Exhibit 10.2 to the Form 10-Q for the second quarter of 1997.

                                                                                           SEQUENTIAL
EXHIBITS                                                                                   PAGE NUMBER
--------                                                                                   -----------
10.12    First Amendment to Joint Venture Agreement, entered into on September
         6, 1996 effective as of January 19, 1995, between the Company and JUSCO
         Co., Ltd., amending the Joint Venture Agreement referenced above as
         Exhibit 10.8, incorporated herein by reference to Exhibit 10.1 to the
         Form 10-Q for the third quarter of 1996.

10.13 Employment Agreement, dated as of August 29, 1996, between the Company and Jack A. Smith, incorporated herein by reference to Exhibit 10.2 to the Form 10-Q for the third quarter of 1996.

10.14    JUSCO Services Agreement, dated as of August 1, 1995, between JUSCO
         Co., Ltd. and Mega Sports Co., Ltd., incorporated herein by reference to Exhibit 10.17 to the Form 10-K for 1996.

10.15 Supplemental Executive Retirement Plan, as amended, incorporated herein by reference to Exhibit 10.3 to the Form 10-Q for the second quarter of 1997.

10.16 Supplemental 401(k) Savings and Profit Sharing Plan, incorporated herein by reference to Exhibit 10.19 to the Form 10-K for 1996.

10.17    Form of Change of Control Agreement between the Company and Anthony F.
         Crudele dated May 30, 1997, incorporated herein by reference to Exhibit
         10.1 to the Form 10-Q for the second quarter of 1997.

10.18 Amended and Restated Credit Agreement dated as of December 22, 1997 among the Company, the financial institutions named therein, First
         Union National bank, as administrative agent for such financial institutions, and Fleet National Bank, as co-agent, amending and restating the Credit Agreement referenced above as Exhibit 10.9, incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed on December 29, 1997.

10.19*   Deferred Compensation Plan.                                                            27

10.20*   Employment Agreement, dated as of February 2, 1998, between the Company                31
         and Martin E. Hanaka (confidential treatment requested for portions of this document).

                                                                                           SEQUENTIAL
EXHIBITS                                                                                   PAGE NUMBER
--------                                                                                   -----------
11.1*    Computation of Earnings Per Share.                                                     38

13.1*    Financial information from pages 14-35 of the Annual Report to                         39
         Stockholders for the fiscal year ended January 25, 1998.

21.1*    Subsidiaries of the Company.                                                           61

23.1*    Consent of Independent Certified Public Accountants                                    62

27*      Financial Data Schedule.                                                               63

----------
*  Filed as part of this Annual Report on Form 10-K.