Form 10-Q
period 1998-04-26
SPORTS AUTHORITY INC /DE/
filed 1998-06-10
CIK 929470

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended APRIL 26, 1998

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

                 Yes      X                 No

Number of shares of Common Stock outstanding at June 4, 1998:  31,768,583

                           THE SPORTS AUTHORITY, INC.


                               INDEX TO FORM 10-Q


                                                                     PAGE NUMBER
                                                                     -----------

Part I. FINANCIAL INFORMATION

         Item 1.     Financial Statements

                     Consolidated Statements of Income                     3

                     Consolidated Balance Sheets                           4

                     Consolidated Statements of Cash Flows                 5

                     Notes to Consolidated Financial Statements            6

         Item 2.     Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                   9

Part II. OTHER INFORMATION                                                14

         Item 1.     Legal Proceedings

         Item 6.     Exhibits and Reports on Form 8-K

SIGNATURES                                                                15

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

                           THE SPORTS AUTHORITY, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)

                                                                                                     13 WEEKS ENDED
                                                                                            ----------------------------------
                                                                                              APRIL 26,          APRIL 27,
                                                                                                1998                1997
                                                                                            --------------     ---------------
                                                                                                       (Unaudited)

Sales                                                                                       $   346,464        $   319,802
Licensee fees and rental income                                                                     746                665
                                                                                            -----------        -----------
                                                                                                347,210            320,467
                                                                                            -----------        -----------
Cost of merchandise sold, includes
    buying and occupancy costs                                                                  257,188            231,349
Selling, general and administrative expenses                                                     91,978             82,827
Pre-opening expense                                                                               1,816                886
Goodwill amortization                                                                               491                491
                                                                                            -----------        -----------
    Operating income (loss)                                                                      (4,263)             4,914
Interest:
    Interest expense                                                                              3,087              2,178
    Interest income                                                                                (412)            (1,006)
                                                                                            -----------        -----------
       Interest, net                                                                              2,675              1,172
                                                                                            -----------        -----------
Income (loss) before income taxes                                                                (6,938)             3,742
Income tax expense (benefit)                                                                     (2,622)             1,508
Minority interest                                                                                  (570)              (370)
                                                                                            -----------        -----------
    Net income (loss)                                                                       $    (3,746)       $     2,604
                                                                                            ===========        ===========

Earnings per common share                                                                   $      (.12)       $       .08
                                                                                            ===========        ===========

Earnings per common share-assuming dilution                                                 $      (.12)       $       .08
                                                                                            ===========        ===========

Weighted average common shares and potential common shares                                       31,640             31,813
                                                                                            ===========        ===========


           See accompanying Notes to Consolidated Financial Statements

                           THE SPORTS AUTHORITY, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                              APRIL 26,        JANUARY 25,
                                                                                                1998               1998
                                                                                            --------------     -------------
                                                                                                      (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                                                               $    37,478        $    20,359
    Merchandise inventories                                                                     405,600            327,662
    Accounts receivable and other current assets                                                 45,570             44,405
    Property held for resale                                                                      1,843                  -
                                                                                            -----------        -----------
       Total current assets                                                                     490,491            392,426

Net property owned                                                                              319,361            313,050
Other assets and deferred charges                                                                56,991             56,029
Goodwill - net of accumulated amortization of
    $16,113 and $15,622 respectively                                                             50,293             50,783
                                                                                            -----------        -----------

       Total Assets                                                                         $   917,136        $   812,288
                                                                                            ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable - trade                                                                $   229,654        $   148,512
    Accrued payroll and other liabilities                                                        90,625            106,805
    Short-term debt                                                                              57,273             21,468
    Taxes other than income taxes                                                                15,633             10,548
    Income taxes                                                                                  1,832              5,383
                                                                                            -----------        -----------
       Total current liabilities                                                                395,017            292,716
Long-term debt                                                                                  161,345            157,439
Other long-term liabilities                                                                      31,229             30,671
                                                                                            -----------        -----------
    Total liabilities                                                                           587,591            480,826

Minority interest                                                                                (2,659)            (2,089)

Stockholders' equity:
    Common stock, $.01 par value, 100,000 shares
      authorized, 31,793 issued                                                                     318                316
    Additional paid-in-capital                                                                  249,505            247,140
    Deferred compensation and receivables from officers                                          (1,949)            (1,589)
    Retained earnings                                                                            85,480             89,226
    Treasury stock, 49 shares                                                                      (494)              (494)
    Cumulative translation adjustment                                                              (656)            (1,048)
                                                                                            -----------        -----------
       Total stockholders' equity                                                               332,204            333,551
                                                                                            -----------        -----------

       Total Liabilities and Stockholders' Equity                                           $   917,136        $   812,288
                                                                                            ===========        ===========

           See accompanying Notes to Consolidated Financial Statements

                           THE SPORTS AUTHORITY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                                    13 WEEKS ENDED
                                                                                            --------------------------------
                                                                                              APRIL 26,         APRIL 27,
                                                                                                1998               1997
                                                                                            --------------     -------------
                                                                                                      (Unaudited)
CASH PROVIDED BY (USED FOR):

OPERATIONS
    Net income (loss)                                                                       $    (3,746)       $     2,604
    Adjustment to reconcile net income (loss) to operating cash flows:
       Depreciation and amortization                                                             11,242              8,732
       Cumulative translation adjustment                                                            392               (510)
       Minority interest in net loss of Joint Venture                                              (570)              (370)
       Loss on sale or disposal of property and equipment                                             -                 28
       Increase in other assets                                                                  (1,511)              (287)
       Increase in other long-term liabilities                                                    1,111              1,182
    Cash provided by (used for) current assets and liabilities:
       Increase in inventories                                                                  (77,938)           (55,621)
       Purchase of property held for resale                                                      (1,843)                20
       Increase in accounts payable                                                              81,142             37,168
       Other - net                                                                              (13,518)           (23,131)
                                                                                            -----------        -----------

       Net cash used for operations                                                              (5,239)           (30,185)
                                                                                            -----------        -----------

INVESTING
       Capital expenditures - owned property                                                    (18,573)           (17,386)
       Proceeds from sale of property and equipment                                                   -                  5
       Other - net                                                                                   26                 20
                                                                                            -----------        -----------

           Net cash used for investing                                                          (18,547)           (17,361)
                                                                                            -----------        -----------

FINANCING
    Short-term borrowings                                                                        35,805              6,021
    Long-term borrowings                                                                          3,998                493
    Proceeds from sale of stock                                                                   1,194                327
    Debt issuance costs                                                                               -                (42)
    Reduction in capital lease obligations                                                          (92)                 -
                                                                                            -----------        -----------

       Net cash provided by financing                                                            40,905              6,799
                                                                                            -----------        -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                             17,119            (40,747)
Cash and cash equivalents at beginning of year                                                   20,359            109,645
                                                                                            -----------        -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                  $    37,478        $    68,898
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

NOTE 2:  EARNINGS PER SHARE

     A reconciliation of the numerators and denominators of the basic and diluted EPS computations is illustrated below:

                                                                            13 WEEKS ENDED
                                                                    --------------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)                                  APRIL 26,       APRIL 27,
                                                                         1998            1997
                                                                      -----------     ------------
BASIC EPS COMPUTATION

Net income (loss)                                                   $    (3,746)     $      2,604
                                                                    -----------      ------------

Weighted average common shares                                           31,640            31,472
                                                                    -----------      ------------

Earnings per common share                                           $      (.12)     $        .08
                                                                    ===========      ============


                                                                            13 Weeks Ended
                                                                    --------------------------------
                                                                       April 26,       April 27,
                                                                         1998            1997
                                                                      -----------     ------------
DILUTED EPS COMPUTATION

Net income (loss)                                                   $    (3,746)     $      2,604
                                                                    -----------      ------------

Weighted average common shares                                           31,640            31,472
Effect of stock options                                                       -               341
                                                                    -----------      ------------
     Total shares                                                        31,640            31,813
                                                                    -----------      ------------

Earnings per common share-assuming dilution                         $      (.12)     $        .08
                                                                    ===========      ============

                           THE SPORTS AUTHORITY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4,580,964 shares issuable pursuant to the conversion rights granted to holders of the Company's 5.25% Convertible Subordinated Notes are not included in the computation above for the 13 weeks ended April 27, 1997 because the issuance of the shares would be antidilutive. For the 13 weeks ended April 26, 1998, the effect of stock options and the shares issuable under the convertible subordinated notes are not included in the computation because they would be antidilutive due to the Company's net loss.

NOTE 3:  RECENT PRONOUNCEMENTS

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as the change in equity arising from non-owner sources. It includes net income as well as foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. This statement is effective for fiscal years beginning after December 15, 1997. Comprehensive income (loss) for the 13 weeks ended April 26, 1998 was ($3,502,000) as compared to $2,300,000 for the same period in the prior year.

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information". This statement requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate, and their major customers. This statement is effective for fiscal years beginning after December 15, 1997. The Company expects changes in its future disclosures but the statement will have no impact on its consolidated results of operations, financial position or cash flows.

     In April 1998, the AICPA issued a statement of position on start-up or pre-opening costs. This statement requires that all start-up or pre-opening costs be expensed as incurred. The Company currently expenses the costs of opening a new store in its first month of operation. This statement is effective for fiscal years beginning after December 15, 1998. The balance of prepaid pre-opening costs as of April 26, 1998 was approximately $1.1 million.

                           THE SPORTS AUTHORITY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4:  SUBSEQUENT EVENT

    On May 7, 1998, the Company and Woolworth Corporation announced that they had signed a definitive agreement to combine, whereby the Company would become a wholly-owned subsidiary of Woolworth Corporation. The transaction is expected to be accounted for as a pooling of interests and is subject to customary closing conditions, including the approval of the Company's stockholders and required regulatory approvals, as well as a provision for minimum merger consideration. A copy of the Merger Agreement was filed as an exhibit to the Company's Form 8-K dated May 8, 1998.

Item 2.

                           THE SPORTS AUTHORITY, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth the Company's income statement data as a percent of sales for the periods indicated.

                                                                  13 WEEKS ENDED
                                                          --------------------------------
                                                            APRIL 26,         APRIL 27,
                                                              1998               1997
                                                          --------------     -------------
Sales                                                          100.0%            100.0%
Cost of merchandise sold, includes
    buying and occupancy costs                                  74.2              72.3
                                                          ----------         ---------
Gross margin                                                    25.8              27.7
Licensee fees and rental income                                 (0.2)             (0.2)
Selling, general and administrative expenses                    26.6              25.9
Pre-opening expense                                              0.5               0.3
Goodwill amortization                                            0.1               0.2
                                                          ----------         ---------
    Operating income (loss)                                     (1.2)              1.5
Interest, net                                                    0.8               0.3
                                                          ----------         ---------
Income (loss) before income taxes                               (2.0)              1.2
Income tax expense (benefit)                                    (0.8)              0.5
Minority interest                                               (0.1)             (0.1)
                                                          ----------         ---------
    Net income (loss)                                           (1.1)%             0.8%
                                                          ==========         =========


The following table sets forth the Company's store openings and closings for the periods indicated.

                                                                  13 WEEKS ENDED
                                                          --------------------------------
                                                            APRIL 26,         APRIL 27,
                                                              1998               1997
                                                          --------------     -------------

Beginning number of stores                                      199                168
Openings                                                          5                  3
Closings                                                         (3)                 -
                                                          ---------          ---------
Ending number of stores                                         201                171
                                                          =========          =========

                           THE SPORTS AUTHORITY, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - CONTINUED

13 WEEKS ENDED APRIL 26, 1998 AND APRIL 27, 1997

    Sales for the 13 weeks ended April 26, 1998 were $346.5 million, a $26.7 million, or 8.3%, increase over sales of $319.8 million for the same period in the prior year. Of the 8.3% increase in sales, 13.4%, or $42.9 million, was attributable to the inclusion of a full 13 weeks sales for the stores opened in 1997 which had no comparable store sales in the prior year and 1.8%, or $5.7 million, was attributable to the 5 new stores opened in the first quarter of 1998. These increases were partially offset by a 6.2%, or $19.5 million, decrease in comparable store sales growth and a 0.7%, or $2.4 million, decrease in sales for the 3 stores that closed in February. The comparable store sales decrease in the first quarter of 1998 was primarily the result of soft sales in footwear, fitness and licensed apparel. In addition, sales were negatively impacted by productivity and allocation issues related to the start-up of the Company's first regional distribution center ("RDC"). Excluding all or a portion of the first quarter of 1998 sales from 16 stores considered to be cannibalized by new store openings, comparable store sales decreased 5.4% in the first quarter of 1998, as compared to an increase of 1.2% in the same period of last year after excluding all or a portion of the first quarter of 1997 sales from 15 stores considered to be cannibalized. The Company considers an existing store to be cannibalized for a period of one year from the date on which a new store overlaps its primary trade area. In calculating comparable store sales excluding cannibalized stores, sales from a cannibalized store are excluded from the calculation of total comparable sales for such months.

    Cost of merchandise sold, including buying and occupancy costs, for the 13 weeks ended April 26, 1998 was $257.2 million, or 74.2% of sales, as compared to $231.3 million, or 72.3% of sales, for the same period in the prior year. As a percent of sales, gross margin was 25.8% for 1998 and 27.7% for 1997. The major components of cost of goods sold are merchandise costs and, to a lesser extent, occupancy costs. For the 1998 period, merchandise costs increased primarily due to increased markdowns as well as costs related to the operation of the RDC. Occupancy costs, which are fixed in nature, increased as a percent of sales due to lower sales volumes in the first quarter of 1998 versus 1997.

    Selling, general and administrative (SG&A) expenses for the 13 weeks ended April 26, 1998 were $92.0 million, or 26.6% of sales, as compared to $82.8 million, or 25.9% of sales, for the same period in the prior year. The 0.7% of sales increase in SG&A expenses was attributable to negative leveraging as a result of a decrease in sales productivity in the first quarter of 1998 versus 1997.

                           THE SPORTS AUTHORITY, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - CONTINUED

    Pre-opening expense for the 13 weeks ended April 26, 1998 was $1.8 million, or 0.5% of sales, as compared to $0.9 million, or 0.3% of sales, for the same period in the prior year. Pre-opening expense increased $0.9 million due to the opening of 5 stores in the 1998 period versus 3 stores in the 1997 period as well as an increase in grand opening advertising spending. Pre-opening expenses consist principally of store payroll expense for associate training and store preparation prior to a store opening, as well as grand-opening advertising expenditures.

    Operating income (loss) for the 13 weeks ended April 26, 1998 was ($4.3) million, or (1.2%) of sales, as compared to $4.9 million, or 1.5% of sales, for the same period in the prior year. Operating income (loss) before pre-opening expense and goodwill amortization was ($2.0) million, or (0.6%) of sales, for the 13 weeks ended April 26, 1998, as compared to $6.3 million, or 2.0% of sales, for the same period in the prior year.

    Interest, net for the 13 weeks ended April 26, 1998 was $2.7 million, or 0.8% of sales, as compared to $1.2 million, or 0.3% of sales, for the same period in the prior year. The increase of $1.5 million was primarily attributable to an increase in interest incurred under the Company's revolving credit facility as well as a decrease in interest income from short-term investments.

    Income tax expense (benefit) for the 13 weeks ended April 26, 1998 was ($2.6) million with an effective tax rate of 37.8%, as compared to $1.5 million with an effective tax rate of 40.3% for the same period of 1997. The decrease in the effective tax rate occurred primarily as a result of the Company's pre-tax loss in the first quarter of 1998 versus pre-tax income in the same period in the prior year.

    As a result of the foregoing factors, net income (loss) for the 13 weeks ended April 26, 1998 was $3.7 million, or (1.1%) of sales, as compared to $2.6 million, or 0.8% of sales, for the same period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's principal capital requirements are to fund working capital needs and to open new stores in connection with its expansion strategy. For the 13 weeks ended April 26, 1998 these capital requirements have generally been satisfied by short-term borrowings.

                           THE SPORTS AUTHORITY, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - CONTINUED

    Cash flows generated by operating, investing and financing activities as reported in the Consolidated Statements of Cash Flows for the 13 weeks ended April 26, 1998 are summarized below. The net increase in cash and cash equivalents for the 13 weeks ended April 26, 1998 was $17.1 million as compared to a decrease of $40.7 million for the same period in the prior year.

    Net cash used for operations was $5.2 million for the 13 weeks ended April 26, 1998 as compared to net cash used for operations of $30.2 million for the same period in the prior year. In the other-net category, accrued payroll and other liabilities decreased, resulting from a reduction in seasonally high year-end accruals, and income taxes payable decreased due to an estimated 1997 payment made in April 1998. These uses of cash were offset by depreciation and amortization of $11.2 million. Depreciation and amortization expense resulted primarily from leasehold improvements, store fixtures and goodwill. Depreciation expense is expected to continue to increase in the future due to continued expansion and new store openings such as those discussed below.

    Net cash used for investing was $18.5 million for the 13 weeks ended April 26, 1998, as compared to $17.4 million for the same period in the prior year. Capital expenditures in the first 13 weeks of 1998 included $13.2 million of expenditures associated with opening stores, of which $4.8 million was used for the development of the five stores opened in the first quarter, and $8.4 million was used for stores to be opened subsequent to the first quarter. The remaining $5.4 million was used to refurbish certain existing stores and for hardware and software enhancements in the corporate office.

    Net cash provided by financing for the 13 weeks ended April 26, 1998 was $40.9 million, as compared to $6.8 million for the same period in the prior year. The increase for the first quarter of 1998 was comprised principally of short-term borrowings of the Company's revolving credit facility.

    The Company's working capital at April 26, 1998 was $95.5 million compared with $149.7 million at April 27, 1997, a decrease of $54.2 million. This decrease was primarily due to a decrease in cash of $31.4 million and an increase in short-term debt of $46.2 million as the residual cash from the convertible debt issuance in September 1996 was used in 1997. This is partially offset by an increase in inventory net of accounts payable of $35.1 million due to the opening of 33 stores from April 1997 to April 1998.

    Pursuant to the Company's expansion program, the Company currently plans to open approximately 30 stores in 1998. Due to the additional store growth and refurbishments of existing stores the Company expects that its capital expenditures will be approximately $85 million in 1998. The Company expects to finance substantially all of its new stores with operating leases, assuming availability and appropriate terms. To the extent stores are not financed with operating leases, capital expenditures will be higher by approximately $4 million to $8 million per location. While the Company had originally intended to incur capital expenditures in connection with the opening of an additional RDC in 1999, the Company has made no commitments for a second RDC.

                           THE SPORTS AUTHORITY, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - CONTINUED


    The Company believes that anticipated cash flows from operations, borrowings under the Company's revolving credit facility and by Mega Sports, and operating leases from developers will be sufficient to satisfy its currently anticipated working capital and capital expenditure requirements through the next 12 months.

SEASONALITY AND INFLATION

    The Company's business is highly seasonal, with its highest sales occurring in the fourth quarter, which includes the holiday selling season. In fiscal 1997, 28.7% of the Company's sales occurred in the fourth quarter. The Company's expansion program generally is weighted toward store openings in the second half of the fiscal year. In the future, changes in the number and timing of store openings and consumer buying habits, particularly in the holiday selling season, may change seasonality trends.

    Management does not believe inflation had a material effect on the financial statements for the periods presented.

FORWARD LOOKING STATEMENTS

     Certain statements under the heading "Management's Discussion and Analysis" and elsewhere in this Form 10-Q constitute "forward looking statements" made in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. As such, they involve risks and uncertainties that could cause actual results to differ materially from those set forth in such forward looking statements. The Company's forward looking statements are based on assumptions about, or include statements concerning, many important factors, including without limitation changes in discretionary consumer spending and consumer preferences, particularly as they relate to sporting goods, athletic footwear and apparel; seasonal patterns in consumer spending; the Company's ability to effectively implement its strategies, including its merchandising, distribution and store expansion strategies; competitive trends and consolidation within the sporting goods retailing industry; the effect of economic changes in other countries in which the Company does business; and other factors described in the Company's Form 10-K for 1997. While the Company believes that its assumptions are reasonable, it cautions that it is impossible to predict the impact of certain factors which could cause actual results to differ materially from expected results.

                           THE SPORTS AUTHORITY, INC.

Part II. OTHER INFORMATION

         Item 1. Legal Proceedings

    On or about May 11 and May 12, 1998, four class action lawsuits were commenced against the Company and its Directors by certain purported Company stockholders in the Court of Chancery of the State of Delaware in New Castle County. Three of the complaints also name Woolworth's wholly-owned subsidiary, Liberty Merger Sub Inc., as a defendant. The four complaints allege, among other things, that the Directors of the Company breached their fiduciary duties to Company stockholders by entering into the Merger Agreement dated May 7, 1998 among the Company, Woolworth and Liberty Merger Sub Inc. without maximizing stockholder value by failing, among other things, to engage in an auction of the Company or conduct a market check of the Company's value. The complaints also allege that the exchange ratio between Company shares and Woolworth shares provided for in the Merger Agreement offers inadequate value to the Company's stockholders and should have contained a "collar" or similar protective mechanism to protect Sports Authority's stockholders. The complaints seek among other things, to enjoin the defendants from proceeding with the merger, to rescind the merger if it is effected and to award class monetary damages and attorneys' fees. The defendants believe that the actions are without merit and intend to defend against them vigorously.

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

                                             THE SPORTS AUTHORITY, INC.




Date:  June 8, 1998                         By: /S/ ANTHONY F. CRUDELE
                                                ----------------------
                                                   Anthony F. Crudele
                                                   Senior Vice President and
                                                   Chief Financial Officer
                                                   (Principal Financial and
                                                   Accounting Officer)

                                INDEX TO EXHIBITS

                                                                     SEQUENTIAL
EXHIBITS                                                             PAGE NUMBER
--------                                                             -----------

10.1 Annual Incentive Bonus Plan, as amended and restated incorporated herein by reference to Exhibit A of the Company's Proxy Statement dated April 27, 1998.

11.1          Computation of earnings per share