Form 10-K/A
period 1998-01-25
SPORTS AUTHORITY INC /DE/
filed 1998-07-09
CIK 929470

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               FORM 10-K/A(No. 1)

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended January 25, 1998

                           Commission File No. 1-13426

                           THE SPORTS AUTHORITY, INC.
             (Exact name of registrant as specified in its charter)

         DELAWARE                                                36-3511120
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

3382 N. STATE ROAD 7 - FT. LAUDERDALE, FLORIDA                      33319
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

Yes  [X]    NO [  ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Park III of this Form 10-K or any amendment to this Form 10-K. [ ]

         State the aggregate market value of the voting and nonvoting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing: $498,609,041 at the close of business on March 30, 1998.

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

                                       THE SPORTS AUTHORITY, INC.

Date: July 9, 1998                     By:      /S/ ANTHONY F. CRUDELE
                                                --------------------------------
                                                Anthony F. Crudele
                                                Senior Vice President and Chief
                                                Financial Officer

                                INDEX TO EXHIBITS

EXHIBIT
-------

10.20 Employment Agreement, dated as of February 2, 1998, between the Company and Martin E. Hanaka.