Form 10-Q
period 1998-07-26
SPORTS AUTHORITY INC /DE/
filed 1998-09-09
CIK 929470

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended JULY 26, 1998

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

                 Yes     [X]                No [ ]

Number of shares of Common Stock outstanding at September 9, 1998:  31,809,714

                           THE SPORTS AUTHORITY, INC.

                               INDEX TO FORM 10-Q

                                                                    PAGE NUMBER
                                                                    -----------

Part I.   FINANCIAL INFORMATION

          Item 1.     Financial Statements

                      Consolidated Statements of Income                    3

                      Consolidated Balance Sheets                          4

                      Consolidated Statements of Cash Flows                5

                      Notes to Consolidated Financial Statements           6

          Item 2.     Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                  9

Part II.  OTHER INFORMATION

          Item 1.     Legal Proceedings                                    17

          Item 4.     Submission of Matters to a Vote of Security Holders  17

          Item 6.     Exhibits and Reports on Form 8-K                     19


SIGNATURES                                                                 20

INDEX TO EXHIBITS                                                          21

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

                           THE SPORTS AUTHORITY, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)

                                                                13 WEEKS ENDED                     26 WEEKS ENDED
                                                         -----------------------------       ---------------------------
                                                           JULY 26,          JULY 27,         JULY 26,          JULY 27,
                                                              1998              1997             1998              1997
                                                         -----------       -----------       -----------       ---------
                                                                  (UNAUDITED)                        (UNAUDITED)
Sales                                                    $   427,238       $   383,294       $   773,703       $   703,096
Licensee fees and rental income                                   29                19               774               684
                                                         -----------       -----------       -----------       -----------
                                                             427,267           383,313           774,477           703,780
                                                         -----------       -----------       -----------       -----------
Cost of merchandise sold, includes
     buying and occupancy costs                              313,601           274,734           570,790           506,083
Selling, general and administrative expenses                 102,015            90,022           193,993           172,849
Pre-opening expense                                            2,464             1,165             4,280             2,051
Goodwill amortization                                            491               491               981               982
                                                         -----------       -----------       -----------       -----------
     Operating income                                          8,696            16,901             4,433            21,815
Interest:
     Interest expense                                          2,931             1,787             6,016             3,966
     Interest income                                            (308)             (646)             (718)           (1,653)
                                                         -----------       -----------       -----------       -----------
        Interest, net                                          2,623             1,141             5,298             2,313
                                                         -----------       -----------       -----------       -----------
Income before income taxes                                     6,073            15,760              (865)           19,502
Income tax expense                                             2,651             6,446                29             7,954
Minority interest                                               (405)             (241)             (975)             (611)
                                                         -----------       -----------       -----------       -----------
     Net income                                          $     3,827       $     9,555       $        81       $    12,159
                                                         ===========       ===========       ===========       ===========

Earnings per common share                                $      0.12       $      0.30       $         -       $      0.39
                                                         ===========       ===========       ===========       ===========

Earnings per common share-assuming dilution              $      0.12       $      0.30       $         -       $      0.38
                                                         ===========       ===========       ===========       ===========

Weighted average common shares and potential
common shares                                                 32,036            36,397            31,957            31,814
                                                         ===========       ===========       ===========       ===========



           See accompanying Notes to Consolidated Financial Statements

                           THE SPORTS AUTHORITY, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                                                                             JULY 26,         JANUARY 25,
                                                                                               1998               1998
                                                                                           -----------        ------------
                                                                                                       (UNAUDITED)
ASSETS
Current assets:
    Cash and cash equivalents                                                               $    37,640        $     20,359
    Merchandise inventories                                                                     416,993             327,662
    Accounts receivable and other current assets                                                 42,331              44,405
    Property held for resale                                                                      2,854                   -
                                                                                            -----------        ------------
        Total current assets                                                                    499,818             392,426

Net property owned                                                                              325,604             313,050
Other assets and deferred charges                                                                50,366              56,029
Goodwill - net of accumulated amortization of
    $16,603 and $15,622, respectively                                                            49,802              50,783
                                                                                            -----------        ------------
        Total Assets                                                                        $   925,590        $    812,288
                                                                                            ===========        ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable - trade                                                                $   199,136        $    148,512
    Accrued payroll and other liabilities                                                        96,285             106,805
    Short-term debt                                                                              82,043              21,468
    Taxes other than income taxes                                                                18,344              10,548
    Income taxes                                                                                  2,430               5,383
                                                                                            -----------        ------------
        Total current liabilities                                                               398,238             292,716
Long-term debt                                                                                  161,319             157,439
Other long-term liabilities                                                                      32,361              30,671
                                                                                            -----------        ------------
        Total liabilities                                                                       591,918             480,826

Minority interest                                                                                (3,064)             (2,089)

Stockholders' equity:
    Common stock, $.01 par value, 100,000 shares
       authorized, 31,808 issued                                                                    318                 316
    Additional paid-in-capital                                                                  250,329             247,140
    Deferred compensation and receivables from officers                                          (1,971)             (1,589)
    Retained earnings                                                                            89,307              89,226
    Treasury stock, 49 shares                                                                      (494)               (494)
    Cumulative translation adjustment                                                              (753)             (1,048)
                                                                                            -----------        ------------
        Total stockholders' equity                                                              336,736             333,551
                                                                                            -----------        ------------
        Total Liabilities and Stockholders' Equity                                          $   925,590        $    812,288
                                                                                            ===========        ============

           See accompanying Notes to Consolidated Financial Statements

                           THE SPORTS AUTHORITY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                                   26 WEEKS ENDED
                                                                                            -------------------------------
                                                                                              JULY 26,          JULY 27,
                                                                                                1998              1997
                                                                                            -----------        ------------
CASH PROVIDED BY (USED FOR):
OPERATIONS
    Net income                                                                              $        81        $     12,159
    Adjustments to reconcile net income to operating cash flows:
        Depreciation and amortization                                                            22,600              17,816
        Cumulative translation adjustment                                                           295                (466)
        Minority interest in net loss of Joint Venture                                             (975)               (610)
        Loss on sale or disposal of property and equipment                                            6                  44
        Increase in other assets                                                                 (1,772)             (4,287)
        Increase in long-term liabilities                                                         2,243               2,409
    Cash provided by (used for) current assets and liabilities:
        Increase in inventories                                                                 (89,331)            (53,904)
        Purchase of property held for resale                                                     (2,854)                 20
        Increase in accounts payable                                                             50,624              21,627
        Other - net                                                                              (1,304)             (7,470)
                                                                                            -----------        ------------
        Net cash used for operations                                                            (20,387)            (12,662)
                                                                                            -----------        ------------
INVESTING
    Capital expenditures - owned property                                                       (35,019)            (58,626)
    Proceeds from sale of property and equipment                                                      -                  10
    Other - net                                                                                   6,396                 254
                                                                                            -----------        ------------
        Net cash used for investing                                                             (28,623)            (58,362)
                                                                                            -----------        ------------
FINANCING
    Short-term borrowings                                                                        60,575               9,630
    Long-term borrowings                                                                          4,189                 752
    Proceeds from sale of stock                                                                   1,836               1,033
    Debt issuance costs                                                                               -                 (43)
    Reduction in capital lease obligations                                                         (309)                  -
                                                                                            -----------        ------------
        Net cash provided by financing                                                           66,291              11,372
                                                                                            -----------        ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                             17,281             (59,652)
    Cash and cash equivalents at beginning of year                                               20,359             109,645
                                                                                            -----------        ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                  $    37,640        $     49,993
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

NOTE 2:  EARNINGS PER SHARE

     A reconciliation of the numerators and denominators of the basic and diluted EPS computations is illustrated below:

                                                                13 WEEKS ENDED                     26 WEEKS ENDED
                                                         -----------------------------       -----------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)                        JULY 26,        JULY 27,         JULY 26,          JULY 27,
                                                              1998              1997             1998              1997
                                                         ------------      -----------       ------------      -----------
BASIC EPS COMPUTATION

Net income                                               $      3,827      $     9,555       $         81      $    12,159
                                                         ------------      -----------       ------------      -----------

Weighted average common shares                                 31,781           31,505             31,711           31,488
                                                         ------------      -----------       ------------      -----------

Earnings per common share                                $        .12      $       .30       $          -      $       .39
                                                         ============      ===========       ============      ===========

DILUTED EPS COMPUTATION

Net income                                               $      3,827      $     9,555       $         81      $    12,159
Plus Income impact of assumed conversion:
     Interest on convertible subordinated notes                                  1,278 (a)
                                                         ------------      -----------       ------------      -----------
Income available to common shareholders
     + assumed conversions                               $      3,827      $    10,833       $         81      $    12,159
                                                         ------------      -----------       ------------      -----------

                           THE SPORTS AUTHORITY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                13 WEEKS ENDED                     26 WEEKS ENDED
                                                         -----------------------------       -----------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)                        JULY 26,        JULY 27,         JULY 26,          JULY 27,
                                                              1998              1997             1998              1997
                                                         ------------      -----------       ------------      -----------
Weighted average common shares                                 31,781           31,505             31,711           31,488
Effect of stock options                                           255              311                246              326
Shares from subordinated notes assuming conversion                               4,581(b)
                                                         ------------      -----------       ------------      -----------
     Total Shares                                              32,036           36,397             31,957           31,814
                                                         ------------      -----------       ------------      -----------

Earnings per common share-assuming dilution              $        .12      $       .30       $          -      $       .38
                                                         ============      ===========       ============      ===========

(a) Convertible debt interest of $2,148 less taxes at 40.5%
(b) 4,580,964 shares issuable pursuant to the conversion rights granted to holders of the Company's 5.25% Convertible Subordinated Notes are only included in the computation for the 13 weeks ended July 27, 1997 due to an antidilutive effect in all other periods.

NOTE 3:  RECENT PRONOUNCEMENTS

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as the change in equity arising from non-owner sources. It includes net income as well as foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. This statement is effective for fiscal years beginning after December 15, 1997. Comprehensive income for the 13 and 26 weeks ended July 26, 1998 was $3,731,000 and $374,000, respectively, compared to $9,598,000 and $11,692,000 for the same periods in the prior year.

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

                           THE SPORTS AUTHORITY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     In April 1998, the AICPA issued a statement of position on start-up or pre-opening costs. This statement requires that all start-up or pre-opening costs be expensed as incurred. The Company currently expenses the costs of opening a new store in its first month of operation. This statement is effective for fiscal years beginning after December 15, 1998. The balance of prepaid pre-opening costs as of July 26, 1998 was approximately $1.0 million.

NOTE 4:  OTHER INFORMATION

    The Company is currently party to a May 7, 1998 merger agreement with Venator Group, Inc. (NYSE: Z) under which each Company share would be converted into 0.80 Venator shares. The merger agreement, which has not yet been submitted to Company shareholders for vote, contains a "walkaway" right exercisable by the Company if Venator's average closing stock price is not at least $20.50 during specified measuring periods, the last of which would end on December 31, 1998. A copy of the merger agreement was filed as an exhibit to the Company's Form 8-K dated May 8, 1998.

Item 2.

                           THE SPORTS AUTHORITY, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth the Company's income statement data as a percent of sales for the periods indicated.

                                                                13 WEEKS ENDED                     26 WEEKS ENDED
                                                         -----------------------------       ----------------------------
                                                           JULY 26,          JULY 27,         JULY 26,          JULY 27,
                                                              1998              1997             1998              1997
                                                         -----------       -----------       ----------        ----------
Sales                                                          100.0%            100.0%           100.0%            100.0%

Cost of merchandise sold, includes
     buying and occupancy costs                                 73.4              71.7             73.8              72.0
                                                         -----------       -----------       ----------        ----------
Gross margin                                                    26.6              28.3             26.2              28.0
Licensee fees and rental income                                    -                 -             (0.1)             (0.1)
Selling, general and administrative expenses                    23.9              23.5             25.1              24.6
Pre-opening expense                                              0.6               0.3              0.5               0.3
Goodwill amortization                                            0.1               0.1              0.1               0.1
                                                         -----------       -----------       ----------        ----------
Operating income                                                 2.0               4.4              0.6               3.1
Interest, net                                                    0.6               0.3              0.7               0.3
                                                         -----------       -----------       ----------        ----------
Income before income taxes                                       1.4               4.1             (0.1)              2.8
Income taxes                                                     0.6               1.7               -                1.2
Minority interest                                               (0.1)             (0.1)            (0.1)             (0.1)
                                                         -----------       -----------       ----------        ----------
Net income                                                       0.9%              2.5%               -%              1.7%
                                                         ===========       ===========       ==========        ==========

The following table sets forth the Company's store openings and closings for the periods indicated.

                                                                13 WEEKS ENDED                     26 WEEKS ENDED
                                                         -----------------------------       ----------------------------
                                                           JULY 26,          JULY 27,         JULY 26,          JULY 27,
                                                              1998              1997             1998              1997
                                                         -----------       -----------       ------------      ----------
Beginning number of stores                                       201               171               199              168
Openings                                                           5                 3                10                6
Closings                                                           -                 -                (3)               -
                                                         -----------       -----------       ------------      ----------
Ending number of stores                                          206               174               206              174
                                                         ===========       ===========       ===========       ==========

                           THE SPORTS AUTHORITY, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - CONTINUED

13 WEEKS ENDED JULY 26, 1998 AND JULY 27, 1997

    Sales for the 13 weeks ended July 26, 1998 were $427.2 million, a $43.9 million, or 11.4%, increase over sales of $383.3 million for the same period in the prior year. Of the 11.4% increase in sales, 11.0%, or $42.3 million, was attributable to the inclusion of a full 13 weeks sales for the stores opened in 1997 which had no comparable store sales in the prior year and 4.1%, or $15.6 million, was attributable to the five new stores opened in the second quarter of 1998. These increases were partially offset by a 2.8%, or $10.6 million, decrease in comparable store sales and a 0.9%, or $3.4 million, decrease in sales for the three stores that closed in February 1998. The comparable store sales decrease in the second quarter of 1998 was primarily the result of disappointing sales in footwear, fitness, men's apparel and licensed apparel. Excluding all or a portion of the second quarter of 1998 sales from 15 stores considered to be cannibalized by new store openings, comparable store sales decreased 2.0% in the second quarter of 1998, as compared to flat comparable sales in the same period of the prior year after excluding all or a portion of the second quarter of 1997 sales from 16 stores considered to be cannibalized. The Company considers an existing store to be cannibalized for a period of one year from the date on which a new store overlaps its primary trade area. In calculating comparable store sales excluding cannibalized stores, sales from a cannibalized store are excluded from the calculation of total comparable sales for such months.

    Cost of merchandise sold, including buying and occupancy costs, for the 13 weeks ended July 26, 1998 was $313.6 million, or 73.4% of sales, as compared to $274.7 million, or 71.7% of sales, for the same period in the prior year. As a percent of sales, gross margin was 26.6% for 1998 and 28.3% for 1997. The major components of cost of goods sold are merchandise costs and, to a lesser extent, occupancy costs. For the 1998 period, merchandise costs increased primarily due to increased markdowns as well as costs related to the operation of the regional distribution center ("RDC") outside Atlanta, GA which opened in November 1997. Occupancy costs, which are fixed in nature, increased as a percent of sales due to lower sales volumes in the second quarter of 1998 versus the same period of 1997.

    Selling, general and administrative (SG&A) expenses for the 13 weeks ended July 26, 1998 were $102.0 million, or 23.9% of sales, as compared to $90.0 million, or 23.5% of sales, for the same period in the prior year. The 0.4% of sales increase in SG&A expenses was mainly attributable to negative leveraging as a result of a decrease in sales productivity in the second quarter of 1998 versus the same period in 1997.

                           THE SPORTS AUTHORITY, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - CONTINUED

    Pre-opening expense for the 13 weeks ended July 26, 1998 was $2.5 million, or 0.6% of sales, as compared to $1.2 million, or 0.3% of sales, for the same period in the prior year. The $1.3 million increase is due to the opening of five stores in the 1998 period versus three stores in the 1997 period and is also due to higher pre-opening occupancy expenses in 1998 in one store as a result of commencing lease obligations six months prior to opening. Pre-opening expenses consist principally of store payroll expense for associate training and store preparation prior to a store opening, as well as grand-opening advertising expenditures.

    Operating income for the 13 weeks ended July 26, 1998 was $8.7 million, or 2.0% of sales, as compared to $16.9 million, or 4.4% of sales, for the same period in the prior year. Operating income before pre-opening expense and goodwill amortization was $11.7 million, or 2.7% of sales, for the 13 weeks ended July 26, 1998, as compared to $18.6 million, or 4.8% of sales, for the same period in the prior year.

    Interest, net for the 13 weeks ended July 26, 1998 was $2.6 million, or 0.6% of sales, as compared to $1.1 million, or 0.3% of sales, for the same period in the prior year. The increase of $1.5 million was primarily attributable to an increase in borrowings under the Company's $160 million revolving credit facility expiring in April 1999 (the "Revolving Credit Facility") as well as a decrease in interest income from short-term investments.

    Income tax expense for the 13 weeks ended July 26, 1998 was $2.7 million with an effective tax rate of 43.7%, as compared to $6.4 million with an effective tax rate of 40.9% for the same period of 1997. The increase in the effective tax rate occurred primarily due to the increased effect of non-deductible goodwill expense and the valuation allowance related to the Company's joint venture in Japan.

    As a result of the foregoing factors, net income for the 13 weeks ended July 26, 1998 was $3.8 million, or 0.9% of sales, as compared to $9.6 million, or 2.5% of sales, for the same period in the prior year.

                           THE SPORTS AUTHORITY, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - CONTINUED

26 WEEKS ENDED JULY 26, 1998 AND JULY 27, 1997

    Sales for the 26 weeks ended July 26, 1998 were $773.7 million, a $70.6 million, or 10.0%, increase over sales of $703.1 million for the same period in the prior year. Of the 10.0% increase in sales, 12.1%, or $85.2 million, was attributable to the inclusion of a full 26 weeks of sales for the stores opened in 1997 which had no comparable store sales in the prior year and 3.0%, or $21.3 million, was attributable to the ten new stores opened in the first half of 1998. These increases were partially offset by a 4.4%, or $30.1 million, decrease in comparable store sales and a 0.8%, or $5.8 million, decrease in sales for the three stores closed in February. The comparable store sales decrease in the first half of 1998 was primarily the result of disappointing sales in footwear, fitness, men's apparel and licensed apparel. In addition, sales in the first quarter were negatively impacted by productivity and allocation issues related to the start-up of the Company's first RDC. Excluding all or a portion of the first half of 1998 sales from 16 stores considered to be cannibalized by new store openings, comparable store sales decreased 3.6% in the first half of 1998, as compared to an increase of 0.5% in the same period of last year after excluding all or a portion of the first half of 1997 sales from 16 stores considered to be cannibalized.

    Cost of merchandise sold, including buying and occupancy costs, for the 26 weeks ended July 26, 1998 was $570.8 million, or 73.8% of sales, as compared to $506.1 million, or 72.0% of sales, for the same period in the prior year. As a percent of sales, gross margin was 26.2% for 1998 and 28.0% for 1997. For the 1998 period, merchandise costs increased primarily due to increased markdowns as well as costs related to the operation of RDC. Occupancy costs, which are fixed in nature, increased as a percent of sales due to lower sales volumes in the first half of 1998 versus the same period of 1997.

    SG&A expenses for the 26 weeks ended July 26, 1998 were $194.0 million, or 25.1% of sales, as compared to $172.8 million, or 24.6% of sales, for the same period in the prior year. The 0.5% of sales increase in SG&A expenses was mainly attributable to negative leveraging as a result of a decrease in sales productivity in the first half of 1998 versus the same period of 1997.

    Pre-opening expense for the 26 weeks ended July 26, 1998 was $4.3 million, or 0.5% of sales, as compared to $2.1 million, or 0.3% of sales, for the same period in the prior year. Pre-opening expense increased $2.2 million primarily due to the openings of ten stores in the 1998 period versus six stores in the 1997 period and, to a lesser extent, to higher pre-opening occupancy expenses in one store in 1998 as result of commencing lease obligations six months prior to opening.

                           THE SPORTS AUTHORITY, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - CONTINUED

    Operating income for the 26 weeks ended July 26, 1998 was $4.4 million or 0.6% of sales, as compared to operating income of $21.8 million, or 3.1% of sales, for the same period in the prior year. Operating income before pre-opening expense and goodwill amortization was $9.7 million, or 1.3% of sales, for the 26 weeks ended July 26, 1998, as compared to $24.8 million, or 3.5% of sales, for the same period in the prior year.

    Interest, net for the 26 weeks ended July 26, 1998 was $5.3 million, or 0.7% of sales, as compared to $2.3 million, or 0.3% of sales, for the same period in the prior year. The increase of $3.0 million was primarily attributable to an increase in borrowings under the Revolving Credit Facility as well as a decrease in interest income from short-term investments.

    Income tax expense for the 26 weeks ended July 26, 1998 was $29,000 as compared to income tax expense of $8.0 million for the same period of 1997. The change was due to the effect of the decrease in the Company's pre-tax income from the first half of 1997 to the first half of 1998.

    As a result of the foregoing factors, net income for the 26 weeks ended July 26, 1998 was $81,000, or less than 0.1% of sales, as compared to net income of $12.2 million, or 1.7% of sales, for the same period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's principal capital requirements are to fund working capital needs and to open new stores in connection with its expansion strategy. For the 26 weeks ended July 26, 1998 these capital requirements have generally been satisfied by short-term borrowings.

    Cash flows generated by operating, investing and financing activities as reported in the Consolidated Statements of Cash Flows for the 26 weeks ended July 26, 1998 are summarized below. The net increase in cash and cash equivalents for the 26 weeks ended July 26, 1998 was $17.3 million as compared to a decrease of $59.7 million for the same period in the prior year.

                           THE SPORTS AUTHORITY, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - CONTINUED

    Net cash used for operations was $20.4 million for the 26 weeks ended July 26, 1998 as compared to $12.7 million for the same period in the prior year. Inventory net of accounts payable increased $38.7 million due to a seasonal increase in inventory levels, an increase in the number of stores, and a decline in sales productivity. In the other-net category, accrued payroll and other liabilities decreased, resulting from a reduction in seasonally high year-end accruals, and income taxes payable decreased due to an estimated 1997 tax payment made in April 1998. These uses of cash were partially offset by income before depreciation and amortization of $22.7 million. Depreciation and amortization expense resulted primarily from leasehold improvements, store fixtures and goodwill. Depreciation expense is expected to continue to increase in the future due to continued expansion and new store openings such as those discussed below.

    Net cash used for investing was $28.6 million for the 26 weeks ended July 26, 1998, as compared to $58.4 million for the same period in the prior year. Capital expenditures in the first 26 weeks of 1998 included $24.7 million of expenditures associated with opening stores, of which $11.8 million was used for the development of the ten stores opened in the first half of the year, and $12.9 million was used for stores to be opened subsequent to the second quarter. The remaining capital expenditures of $10.3 million was primarily used to refurbish certain existing stores as well as for computer hardware and software enhancements. Other-net decreased by $6.4 million due primarily to the payoff of a note receivable.

    Net cash provided by financing for the 26 weeks ended July 26, 1998 was $66.3 million, as compared to $11.4 million for the same period in the prior year. The increase for the first half of 1998 was mainly comprised of short-term borrowings under the Revolving Credit Facility.

    The Company's working capital at July 26, 1998 was $101.6 million compared with $125.4 million at July 27, 1997, a decrease of $23.8 million. This decrease was primarily due to a decrease in cash and an increase in short-term debt as the residual cash from the convertible debt issuance in September 1996 was used in the second half of 1997.

    The Company currently plans to open approximately thirty new stores in 1998, and substantially less in 1999. Due to the store growth and refurbishments of existing stores, the Company expects that its capital expenditures will be approximately $80 million in 1998. The Company will continue to finance substantially all of its new stores with operating leases, assuming availability and appropriate terms. To the extent stores are not financed with operating leases, capital expenditures will be higher by approximately $4 million to $8 million per location. While the Company had originally intended to incur capital expenditures in 1998 in connection with the opening of an additional RDC in 1999, the Company has made no commitments for a second RDC.

                           THE SPORTS AUTHORITY, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - CONTINUED

    If the pending merger agreement between the Company and Venator Group, Inc. is successfully consummated, it is anticipated that certain Company stores may be converted to Venator stores and that certain former Woolworth stores may be converted to Company stores. If the merger agreement is not successfully consummated, the Company currently anticipates that it may close a limited number of stores in early 1999 and that, in conjunction with these closings, it would incur a restructuring charge. The number of stores which might be closed will depend on a variety of factors, including their performance during the rest of 1998, their future projected results, and competitive conditions. No decision has been made as to any store closings by the Company.

    The Company believes that anticipated cash flows from operations, borrowings under the Revolving Credit Facility and by Mega Sports, the company's 51% owned joint venture in Japan, and operating leases will be sufficient to satisfy its currently anticipated working capital and capital expenditure requirement, as well as any additional cash requirements due to store closings, through the next 12 months.

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

                           THE SPORTS AUTHORITY, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - CONTINUED

FORWARD LOOKING STATEMENTS

     Certain statements under the heading "Management's Discussion and Analysis" and elsewhere in this Form 10-Q constitute "forward looking statements" made in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. As such, they involve risks and uncertainties that could cause actual results to differ materially from those set forth in such forward looking statements. The Company's forward looking statements are based on assumptions about, or include statements concerning, many important factors, including without limitation changes in discretionary consumer spending and consumer preferences, particularly as they relate to sporting goods, athletic footwear and apparel; seasonal patterns in consumer spending; the Company's ability to effectively implement its strategies, including its merchandising, distribution and store expansion strategies; competitive trends and consolidation within the sporting goods retailing industry; the effect of economic changes in other countries in which the Company does business; the pending merger agreement between the Company and Venator Group, Inc.; and other factors described in the Company's Form 10-K for 1997. While the Company believes that its assumptions are reasonable, it cautions that it is impossible to predict the impact of certain factors which could cause actual results to differ materially from expected results.

                           THE SPORTS AUTHORITY, INC.

Part II.      OTHER INFORMATION

              Item 1.     Legal Proceedings

        On or about May 11 and May 12, 1998, four class action lawsuits were commenced against the Company and its Directors by certain purported Company stockholders in the Court of Chancery of the State of Delaware in New Castle County. On July 24, 1998, at plaintiffs' request the Court granted an order consolidating these cases into one case, IN RE THE SPORTS AUTHORITY, INC. SHAREHOLDERS LITIGATION, C.A. No. 16373NC. The consolidated complaint alleges, among other things, that the Directors of the Company breached their fiduciary duties to Company stockholders by entering into the merger agreement dated May 7, 1998 among the Company, Venator and Liberty Merger Sub Inc. without maximizing stockholder value by failing, among other things, to engage in an auction of the Company or conduct a market check of the Company's value. The consolidated complaint also alleges that the exchange ratio between Company shares and Venator shares provided for in the merger agreement offers inadequate value to the Company's stockholders. The complaint seeks among other things, to enjoin the defendants from proceeding with the merger, to rescind the merger if it is effected and to award class monetary damages and attorneys' fees. With plaintiffs' consent, defendants have not yet answered the consolidated complaint or responded to plaintiffs' discovery requests. The defendants believe that consolidated complaint is without merit and intend to defend against it vigorously.

              Item 4.     Submission of Matters to a Vote of Security Holders

         At the Annual Meeting of Stockholders held on May 28, 1998, the stockholders of the Company (i) elected four Class I Directors, (ii) approved the Amended and Restated Annual Incentive Bonus Plan and (iii) ratified the appointment of PricewaterhouseCoopers LLP as independent accountants for the Company for the fiscal year ending January 24, 1999. The results of these votes were as follows:

              (i)
                                                                      BROKER
                   DIRECTOR NOMINEES         FOR       WITHHELD      NON-VOTES
                   -----------------         ---       --------      ---------
                  CLASS I
                  -------
                  Jack A. Smith           25,087,623    2,413,413         0
                  Julius W. Erving        25,085,977    2,415,059         0
                  Martin E. Hanaka        25,106,882    2,394,154         0
                  W. Mitt Romney          25,097,939    2,403,097         0

                           THE SPORTS AUTHORITY, INC.

              Other Directors whose term of office continued after the meeting are as follows:

Class II       Nicholas A. Buoniconti
               Steve Dougherty
               Harold Toppel

Class III      Carol Farmer
               Jack F. Kemp
               Richard J. Lynch, Jr.

                                                                            BROKER
                                            FOR      AGAINST    ABSTAIN    NON-VOTES
                                            ---      -------    -------    ---------
   (ii)   Amended and Restated Annual
          Incentive Bonus Plan          26,443,845   954,325    102,866      0

                                                                            BROKER
                                            FOR      AGAINST    ABSTAIN    NON-VOTES
                                            ---      -------    -------    ---------

   (iii)  Ratification of Accountants   27,428,131    40,923     31,982      0


                           THE SPORTS AUTHORITY, INC.

Part II.      OTHER INFORMATION

              Item 6.     Exhibits and Reports on Form 8-K

                          (a)  Exhibits:

                               See Exhibit Index on Page 21

                          (b) Reports on Form 8-K:

                           A Form 8-K, which contained information under Item 5,
               was filed on May 8, 1998.

                           A Form 8-K, which contained information under Item 5,
               was filed on August 11, 1998.

                           THE SPORTS AUTHORITY, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   THE SPORTS AUTHORITY, INC.

Date:  September 9, 1998          By: /S/ ANTHONY F. CRUDELE
                                      -----------------------------
                                          Anthony F. Crudele
                                          Senior Vice President and
                                          Chief Financial Officer
                                          (Principal Financial and
                                          Accounting Officer)

                                INDEX TO EXHIBITS

                                                                    SEQUENTIAL
EXHIBITS                                                            PAGE NUMBER
--------                                                            -----------

2.1 Agreement and Plan of Merger, dated as of May 7, 1998, by and among Woolworth Corporation (now Venator Group, Inc.), Liberty Merger Sub Inc. and The Sports Authority, Inc. (without exhibits and schedules), incorporated by reference to
               Exhibit 2.1 to the Company's Form 8-K dated
               May 8, 1998.

27             Financial Data Schedule