Form 10-Q
period 1998-10-25
SPORTS AUTHORITY INC /DE/
filed 1998-12-09
CIK 929470

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended OCTOBER 25, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ___________________ to ____________________

Commission File No. 1-13426

                           THE SPORTS AUTHORITY, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

      DELAWARE                                                    36-3511120
-------------------------------                             -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                              Identification No.)

3383 N. STATE ROAD 7, FT. LAUDERDALE, FLORIDA                       33319
--------------------------------------------------------------------------------
   (Address of principal executive offices)                       (Zip Code)

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

         Yes [X]                    No [ ]

Number of shares of Common Stock outstanding at December 9, 1998:  31,819,876

                           THE SPORTS AUTHORITY, INC.

                               INDEX TO FORM 10-Q

                                                                    PAGE NUMBER
                                                                    -----------
Part I.      FINANCIAL INFORMATION

             Item 1.  Financial Statements

                      Consolidated Statements of Operations                3

                      Consolidated Balance Sheets                          4

                      Consolidated Statements of Cash Flows                5

                      Notes to Consolidated Financial Statements           6

             Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                  9

Part II.     OTHER INFORMATION

             Item 6.  Exhibits and Reports on Form 8-K                     19


SIGNATURES                                                                 20

INDEX TO EXHIBITS                                                          21

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

                           THE SPORTS AUTHORITY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)


                                                           13 WEEKS ENDED                     39 WEEKS ENDED
                                                    -----------------------------      ------------------------------
                                                    OCTOBER 25,       OCTOBER 26,       OCTOBER 25,       OCTOBER 26,
                                                       1998              1997              1998              1997
                                                    -----------       -----------      -------------     ------------
                                                             (UNAUDITED)                         (UNAUDITED)
Sales                                               $   366,973       $   340,896      $   1,140,675     $  1,043,992
Licensee fees and rental income                              38               267                812              951
                                                    -----------       -----------      -------------     ------------
                                                        367,011           341,163          1,141,487        1,044,943
                                                    -----------       -----------      -------------     ------------
Cost of merchandise sold, includes
     buying and occupancy costs                         299,296           241,800            870,080          747,883
Selling, general and administrative expenses            105,726            90,973            299,722          263,822
Pre-opening expense                                       3,578             3,875              7,859            5,926
Goodwill amortization                                       491               491              1,472            1,473
                                                    -----------       -----------      -------------     ------------
                                                        409,091           337,139          1,179,133        1,019,104
                                                    -----------       -----------      -------------     ------------

Store exit costs                                         39,446                 -             39,446                -
Corporate restructuring                                   3,930                 -              3,930                -
Impairment of long-lived assets                          13,457                 -             13,457                -
                                                    -----------       -----------      -------------     ------------
                                                         56,833                 -             56,833                -
                                                    -----------       -----------      -------------     ------------

Operating (loss) income                                 (98,913)            4,024            (94,479)          25,839
     Interest, net                                        2,801             1,482              8,099            3,795
                                                    -----------       -----------      -------------     ------------

(Loss) income before income taxes                      (101,714)            2,542           (102,578)          22,044
Income tax (benefit) expense                            (35,703)            1,352            (35,673)           9,306
Minority interest                                        (1,123)             (821)            (2,098)          (1,432)
                                                    -----------       -----------      -------------     ------------
     Net (loss) income                              $   (64,888)      $     2,011      $     (64,807)    $     14,170
                                                    ===========       ===========      =============     ============

Earnings per common share and equivalents           $     (2.04)      $      0.06      $       (2.04)    $       0.45
                                                    ===========       ===========      =============     ============

Common shares plus common share equivalents:
     Basic                                               31,813            31,559             31,745           31,512
                                                    ===========       ===========      =============     ============
     Diluted                                             31,813            31,888             31,745           31,838
                                                    ===========       ===========      =============     ============

           See accompanying Notes to Consolidated Financial Statements

                           THE SPORTS AUTHORITY, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                         OCTOBER 25,        JANUARY 25,
                                                                             1998               1998
                                                                         -----------       ------------
                                                                                  (UNAUDITED)
ASSETS
Current assets:
    Cash and cash equivalents                                            $    24,020       $     20,359
    Merchandise inventories                                                  393,648            327,662
    Accounts receivable and other current assets                              51,942             44,405
    Property held for resale                                                   2,869                  -
                                                                         -----------       ------------
        Total current assets                                                 472,479            392,426

Net property owned                                                           332,454            313,050
Other assets and deferred charges                                             78,236             56,029
Goodwill - net of accumulated amortization of
    $17,094 and $15,622, respectively                                         49,311             50,783
                                                                         -----------       ------------
        Total Assets                                                     $   932,480       $    812,288
                                                                         ===========       ============

LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:

    Accounts payable - trade                                             $   177,634       $    148,512
    Accrued payroll and other liabilities                                    128,507            106,805
    Short-term debt                                                          117,584             21,468
    Taxes other than income taxes                                             20,142             10,548
    Income taxes                                                               3,153              5,383
                                                                         -----------       ------------
        Total current liabilities                                            447,020            292,716
Long-term debt                                                               169,846            157,439
Other long-term liabilities                                                   48,803             30,671
                                                                         -----------       ------------
        Total liabilities                                                    665,669            480,826

Minority interest                                                             (4,187)            (2,089)

Stockholders' equity:
    Common stock, $.01 par value, 100,000 shares
       authorized, 31,820 issued                                                 318                316
    Additional paid-in-capital                                               250,446            247,140
    Deferred compensation and receivables from officers                       (1,118)            (1,589)
    Retained earnings                                                         24,419             89,226
    Treasury stock, 56 shares                                                   (527)              (494)
    Cumulative translation adjustment                                         (2,540)            (1,048)
                                                                         -----------       ------------
        Total stockholders' equity                                           270,998            333,551
                                                                         -----------       ------------

        Total Liabilities and Stockholders' Equity                       $   932,480       $    812,288
                                                                         ===========       ============

           See accompanying Notes to Consolidated Financial Statements

                           THE SPORTS AUTHORITY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                         39 WEEKS ENDED
                                                                                  ------------------------------
                                                                                  OCTOBER 25,        OCTOBER 26,
                                                                                     1998                1997
                                                                                  -----------       ------------
                                                                                           (UNAUDITED)
CASH PROVIDED BY (USED FOR):

OPERATIONS
    Net (loss) income                                                             $   (64,807)      $     14,170
    Adjustments to reconcile net (loss) income to operating cash flows:
        Depreciation and amortization                                                  34,662             27,345
        Cumulative translation adjustment                                              (1,492)              (475)
        Minority interest in net loss of Joint Venture                                 (2,098)            (1,432)
        Loss on sale or disposal of property and equipment                                 16                 52
        Impairment of long-lived assets                                                13,457                  -
        Store exit costs                                                               39,446                  -
        Corporate restructuring                                                         3,930                  -
        (Increase) Decrease in deferred tax assets                                    (37,242)               144
        Increase in other assets                                                       (6,511)            (5,368)
        Increase in long-term liabilities                                               3,393              3,676
        Increase in inventories                                                       (65,986)           (80,196)
        Increase in accounts payable                                                   29,122             13,458
        Other - net                                                                       894            (12,892)
                                                                                  -----------       ------------

        Net cash used for operations                                                  (53,216)           (41,518)
                                                                                  -----------       ------------

INVESTING
    Capital expenditures - owned property                                             (60,110)           (85,062)
    Proceeds from sale of property and equipment                                            2              1,307
    Other - net                                                                         6,536                149
                                                                                  -----------       ------------

        Net cash used for investing                                                   (53,572)           (83,606)
                                                                                  -----------       ------------

FINANCING
    Short-term borrowings                                                              96,116             26,529
    Long-term borrowings                                                               12,950              3,709
    Proceeds from sale of stock                                                         1,959              1,876
    Purchase of treasury stock                                                            (33)              (114)
    Debt issuance costs                                                                     -                (43)
    Reduction in capital lease obligations                                               (543)                 -
                                                                                  -----------       ------------

        Net cash provided by financing                                                110,449             31,957
                                                                                  -----------       ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    3,661            (93,167)
    Cash and cash equivalents at beginning of year                                     20,359            109,645
                                                                                  -----------       ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $    24,020       $     16,478
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

NOTE 2:  EARNINGS PER SHARE

         A reconciliation of the numerators and denominators of the basic and diluted EPS computations is illustrated below:

                                                                 13 WEEKS ENDED                     39 WEEKS ENDED
                                                           -----------------------------      -----------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)                       OCTOBER 25,       OCTOBER 26,      OCTOBER 25,       OCTOBER 26,
                                                               1998              1997             1998              1997
                                                           ------------      -----------      ------------      -----------
BASIC EPS COMPUTATION

Net (loss) income                                          $    (64,888)     $     2,011      $    (64,807)     $    14,170
                                                           ------------      -----------      ------------      -----------

Weighted average common shares                                   31,813           31,559            31,745           31,512
                                                           ------------      -----------      ------------      -----------

Earnings per common share                                  $      (2.04)     $      0.06      $      (2.04)     $      0.45
                                                           ============      ===========      ============      ===========

DILUTED EPS COMPUTATION

Net (loss) income                                          $    (64,888)     $     2,011      $    (64,807)     $    14,170
Plus income impact of assumed conversion:
     Interest on convertible subordinated notes (a)                   -                -                 -                -
                                                           ------------      -----------      ------------      -----------
Income available to common shareholders
     + assumed conversions                                 $    (64,888)     $     2,011      $    (64,807)     $    14,170
                                                           ------------      -----------      ------------      -----------


                           THE SPORTS AUTHORITY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Weighted average common shares                                   31,813           31,559            31,745           31,512
Effect of stock options                                               -              329                 -              326
Shares from subordinated notes assuming
conversion (a)                                                        -                -                 -                -
                                                           ------------      -----------      ------------      -----------
     Total Shares                                                31,813           31,888            31,745           31,838
                                                           ------------      -----------      ------------      -----------

Earnings per common share-assuming dilution                $      (2.04)     $      0.06      $      (2.04)     $      0.45
                                                           ============      ===========      ============      ===========

(a) 4,580,964 shares issuable pursuant to the conversion rights granted to holders of the Company's 5.25% Convertible Subordinated Notes are not included in the computation due to an antidilutive effect in all periods.

NOTE 3:  RECENT PRONOUNCEMENTS

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as the change in equity arising from non-owner sources. It includes net income as well as foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. This statement is effective for fiscal years beginning after December 15, 1997. Comprehensive (loss) income for the 13 and 39 weeks ended October 25, 1998 was ($66,675,000) and ($66,301,000), respectively, compared to $2,003,000 and $13,696,000 for the same periods in the prior year.

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

                           THE SPORTS AUTHORITY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     In April 1998, the AICPA issued a statement of position on start-up or pre-opening costs. This statement requires that all start-up or pre-opening costs be expensed as incurred. The Company currently expenses the costs of opening a new store in its first month of operation. This statement is effective for fiscal years beginning after December 15, 1998. The balance of prepaid pre-opening costs as of October 25, 1998 was approximately $1.1 million.

Item 2.

                           THE SPORTS AUTHORITY, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth the Company's income statement data as a percent of sales for the periods indicated.


                                                         13 WEEKS ENDED                     39 WEEKS ENDED
                                                  -----------------------------      ----------------------------
                                                   OCTOBER 25,       OCTOBER 26,      OCTOBER 25,       OCTOBER 26,
                                                      1998              1997             1998              1997
                                                  -----------       -----------      ----------        ----------
Sales                                                   100.0%            100.0%          100.0%            100.0%

Cost of merchandise sold, includes
     buying and occupancy costs                          81.6              70.9            76.3              71.6
                                                  -----------       -----------      ----------        ----------
Gross margin                                             18.4              29.1            23.7              28.4
Licensee fees and rental income                             -               0.1             0.1               0.1
Selling, general and administrative expenses             28.8              26.7            26.3              25.3
Pre-opening expense                                       1.0               1.1             0.7               0.6
Goodwill amortization                                     0.1               0.2             0.1               0.1
Store exit cost                                          10.7                -              3.5                -
Corporate restructuring                                   1.1                -              0.3                -
Impairment of long-lived assets                           3.7                -              1.2                -
                                                  -----------       -----------      ----------        ----------
Operating (loss) income                                 (27.0)              1.2            (8.3)              2.5
Interest, net                                             0.7               0.4             0.7               0.4
                                                  -----------       -----------      ----------        ----------
(Loss) income before income taxes                       (27.7)              0.8            (9.0)              2.1
Income tax (benefit) expense                             (9.7)              0.4            (3.1)              0.9
Minority interest                                        (0.3)             (0.2)           (0.2)             (0.2)
                                                  -----------       -----------      ----------        ----------
Net (loss) income                                       (17.7)%             0.6%           (5.7)%             1.4%
                                                  ===========       ===========      ==========        ==========

The following table sets forth the Company's store openings and closings for the periods indicated.


                                                13 WEEKS ENDED                     39 WEEKS ENDED
                                          -----------------------------      ----------------------------
                                          OCTOBER 25,       OCTOBER 26,      OCTOBER 25,       OCTOBER 26,
                                             1998              1997             1998              1997
                                          -----------       -----------      -----------       ----------
Beginning number of stores                        206               174              199              168
Openings                                           10                11               20               17
Closings                                            -                 -               (3)               -
                                          -----------       -----------      -----------       ----------
Ending number of stores                           216               185              216              185
                                          ===========       ===========      ===========       ==========

                           THE SPORTS AUTHORITY, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - CONTINUED

GENERAL

In the third quarter of 1998 the Company recorded a pre-tax non-comparable charge of $82.9 million related to the restructuring of its business. On an after-tax basis the non-comparable charge was $54.6 million, or $1.72 per share. The charge primarily reflects the deterioration in sales productivity and earnings growth resulting from poor performing stores and inappropriate capital allocations. Excluding the effects of this non-comparable charge, the net loss was $10.3 million or $0.32 per share. The components of the non-comparable charge are as follows:

(IN MILLIONS)
Cost of merchandise sold:
    Inventory write-down for aged inventory and
        markdowns to liquidate inventory for 18 store closures                $24.1
                                                                              -----

Selling, general and administrative expenses:
    Miscellaneous corporate charges                                             2.0
                                                                              -----
Restructuring charges:
    Exit cost related to 18 store closings (2 of which will be relocated)      39.4
    Corporate restructuring                                                     3.9
    Asset impairment in accordance with FAS 121 for six stores
        that will remain open                                                  13.5
                                                                              -----
                                                                               56.8
                                                                              -----
Total pre-tax non-comparable charge                                            82.9
                                                                              -----
Income tax (benefit):
    Tax benefit related to above charges                                      (32.5)
    Tax charge                                                                  4.2
                                                                              -----
Total income tax (benefit):                                                   (28.3)
                                                                              -----
Total after-tax non-comparable charge                                         $54.6
                                                                              =====

                           THE SPORTS AUTHORITY, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - CONTINUED

13 WEEKS ENDED OCTOBER 25, 1998 AND OCTOBER 26, 1997

    Sales for the 13 weeks ended October 25, 1998 were $367.0 million, a $26.1 million, or 7.6%, increase over sales of $340.9 million for the same period in the prior year. Of the 7.6% increase in sales, 6.3%, or $21.3 million, was attributable to the inclusion of a full 13 weeks sales for the stores opened in 1997 which had no comparable store sales in the prior year and 6.9%, or $23.5 million, was attributable to the twenty new stores opened in the first 39 weeks of 1998. These increases were partially offset by a 4.7%, or $15.6 million, decrease in comparable store sales and a 0.9%, or $3.2 million, decrease in sales for the three stores that closed in February 1998. The comparable store sales decrease in the third quarter of 1998 was primarily the result of disappointing sales in footwear, fitness, golf, men's apparel and licensed apparel. Excluding all or a portion of the third quarter of 1998 sales from 16 stores considered to be cannibalized by new store openings, comparable store sales decreased 4.2% in the third quarter of 1998, as compared to flat comparable sales in the same period of the prior year after excluding all or a portion of the third quarter of 1997 sales from 21 stores considered to be cannibalized. The Company considers an existing store to be cannibalized for a period of one year from the date on which a new store overlaps its primary trade area. In calculating comparable store sales excluding cannibalized stores, sales from a cannibalized store are excluded from the calculation of total comparable sales for such months.

    Cost of merchandise sold, including buying and occupancy costs, for the 13 weeks ended October 25, 1998 was $299.3 million, or 81.6% of sales, as compared to $241.8 million, or 70.9% of sales, for the same period in the prior year. As a percent of sales, gross margin was 18.4% for 1998 and 29.1% for 1997. The major components of cost of goods sold are merchandise costs and, to a lesser extent, occupancy costs. For the 1998 period, merchandise costs increased primarily due to a inventory write-down of $24.1 million included in the non-comparable charge associated with aged inventory and anticipated markdowns at 18 stores to be closed (2 of which will be relocated) in early 1999, as well as costs related to the operation of the regional distribution center ("RDC") which opened in November 1997 and an increase in net markdowns. Occupancy costs, which are fixed in nature, increased as a percent of sales due to lower sales volumes in the third quarter of 1998 versus the same period of 1997.

    Selling, general and administrative (SG&A) expenses for the 13 weeks ended October 25, 1998 were $105.7 million, or 28.8% of sales, as compared to $91.0 million, or 26.7% of sales, for the same period in the prior year. The 2.1% of sales increase in SG&A expenses is attributable primarily to the lack of sales productivity and the inclusion of $2.0 million of miscellaneous corporate charges included in the non-comparable charge.

                           THE SPORTS AUTHORITY, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - CONTINUED

    Pre-opening expense for the 13 weeks ended October 25, 1998 was $3.6 million, or 1.0% of sales, as compared to $3.9 million, or 1.1% of sales, for the same period in the prior year. The $0.3 million decrease is due to the opening of 10 stores in the 1998 period versus 11 stores in the 1997 period. Pre-opening expenses consist principally of store payroll expense for associate training and store preparation prior to a store opening, as well as grand-opening advertising expenditures.

    Restructuring charges of $56.8 million associated with store exit costs, corporate restructuring, and impairment of assets were recorded in the 13 weeks ended October 25, 1998. During this period the Company announced plans to close 18 stores (2 of which will be relocated) and reserved $39.4 million for estimated costs to be incurred at these locations beyond the closing date, including rent, common area maintenance charges, real property taxes, fixed asset disposals, and employee severance. Corporate restructuring relating to the realignment of strategic business functions resulted in the creation of a number of key executive positions. In connection with this restructuring, the Company recorded $3.9 million in employment contract obligations to several departing executives. Asset impairment charges of $13.5 million were recorded in accordance with FAS 121 as the result of the Company estimating that future cash flows at six stores would be below the asset carrying amount.

    Interest, net for the 13 weeks ended October 25, 1998 was $2.8 million, or 0.7% of sales, as compared to $1.5 million, or 0.4% of sales, for the same period in the prior year. The increase of $1.3 million was primarily attributable to an increase in borrowings under the Company's $150 million revolving credit facility expiring in April 1999 (the "Revolving Credit Facility") as well as a decrease in interest income from short-term investments.

    Income tax benefit for the 13 weeks ended October 25, 1998 was $35.7 million at an effective tax rate of 35.1%, as compared to income tax expense of $1.4 million at an effective tax rate of 53.2% for the same period of 1997. The decrease in the effective tax rate reflects the decreased effects of the valuation allowance related to the Company's joint venture in Japan. Additionally, the decrease in the effective tax rate reflects the impact of a non-comparable tax charge related to the Company's Canadian subsidiary.

     As a result of the foregoing factors, net loss for the 13 weeks ended October 25, 1998 was $64.9 million, or (17.7)% of sales, as compared to net income of $2.0 million, or 0.6% of sales, for the same period in the prior year.

                           THE SPORTS AUTHORITY, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - CONTINUED

39 WEEKS ENDED OCTOBER 25, 1998 AND OCTOBER 26, 1997

    Sales for the 39 weeks ended October 25, 1998 were $1,140.7 million, a $96.7 million, or 9.3%, increase over sales of $1,044.0 million for the same period in the prior year. Of the 9.3% increase in sales, 10.2%, or $106.5 million, was attributable to the inclusion of a full 39 weeks of sales for the stores opened in 1997 which had no comparable store sales in the prior year and 4.3%, or $44.8 million, was attributable to the 20 new stores opened in the first 39 weeks of 1998. These increases were partially offset by a 4.5%, or $45.7 million, decrease in comparable store sales and a 0.9%, or $9.0 million, decrease in sales for the three stores closed in February 1998. The comparable store sales decrease in the first 39 weeks of 1998 was primarily the result of disappointing sales in footwear, fitness, golf, men's apparel and licensed apparel. In addition, sales in the first quarter were negatively impacted by productivity and allocation issues related to the start-up of the RDC. Excluding all or a portion of the first 39 weeks of 1998 sales from 18 stores considered to be cannibalized by new store openings, comparable store sales decreased 3.8% in the first 39 weeks of 1998, as compared to flat comparable sales in the same period of last year after excluding all or a portion of the first 39 weeks of 1997 sales from 24 stores considered to be cannibalized.

    Cost of merchandise sold, including buying and occupancy costs, for the 39 weeks ended October 25, 1998 was $870.1 million, or 76.3% of sales, as compared to $747.9 million, or 71.6% of sales, for the same period in the prior year. As a percent of sales, gross margin was 23.7% for 1998 and 28.4% for 1997. For the 1998 period, merchandise costs increased primarily due to a non-comparable inventory write-down of $24.1 million associated with aged inventory and anticipated markdowns at 18 stores to be closed (2 of which will be relocated) in early 1999, as well as costs related to the operation of the RDC and an increase in net markdowns. Occupancy costs, which are fixed in nature, increased as a percent of sales due to lower sales volumes in the first 39 weeks of 1998 versus the same period of 1997.

    SG&A expenses for the 39 weeks ended October 25, 1998 were $299.7 million, or 26.3% of sales, as compared to $263.8 million, or 25.3% of sales, for the same period in the prior year. The 1.0% of sales increase in SG&A expenses was mainly attributable to the lack of sales productivity in the first 39 weeks of 1998 versus the same period of 1997.

    Pre-opening expense for the 39 weeks ended October 25, 1998 was $7.9 million, or 0.7% of sales, as compared to $5.9 million, or 0.6% of sales, for the same period in the prior year. Pre-opening expense increased $2.0 million primarily due to the opening of 20 stores in the 1998 period versus 17 stores in the 1997 period and, to a lesser extent, to higher pre-opening occupancy expenses in one store in 1998 as result of commencing lease obligations six months prior to opening.

                           THE SPORTS AUTHORITY, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - CONTINUED

    Restructuring charges of $56.8 million are discussed above.

    Interest, net for the 39 weeks ended October 25, 1998 was $8.1 million, or 0.7% of sales, as compared to $3.8 million, or 0.4% of sales, for the same period in the prior year. The increase of $4.3 million was primarily attributable to an increase in borrowings under the Revolving Credit Facility as well as a decrease in interest income from short-term investments.

    Income tax benefit for the 39 weeks ended October 25, 1998 was $35.7 million at an effective tax rate of 34.8%, as compared to income tax expense of $9.3 million at an effective tax rate of 42.2% for the same period of 1997. The decrease in the effective tax rate reflects the decreased effects of the valuation allowance related to the Company's joint venture in Japan, as well as the tax charge related to the Company's Canadian subsidiary.

    As a result of the foregoing factors, net loss for the 39 weeks ended October 25, 1998 was $64.8 million, or (5.7)% of sales, as compared to net income of $14.2 million, or 1.4% of sales, for the same period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's principal capital requirements are to fund working capital needs and to open new stores in connection with its expansion strategy. For the 39 weeks ended October 25, 1998 these capital requirements have generally been satisfied by short-term borrowings.

    Cash flows generated by operating, investing and financing activities as reported in the Consolidated Statements of Cash Flows for the 39 weeks ended October 25, 1998 are summarized below. The net increase in cash and cash equivalents for the 39 weeks ended October 25, 1998 was $3.7 million as compared to a decrease of $93.2 million for the same period in the prior year.

    Net cash used for operations was $53.2 million for the 39 weeks ended October 25, 1998 as compared to $41.5 million for the same period in the prior year. Inventory net of accounts payable increased $36.9 million as compared to $66.7 million for the same period in the prior year. The current year increase is offset by a $24.1 million non-comparable inventory write-down associated with aged inventory and anticipated markdowns at 18 stores to be closed in early 1999. Depreciation and amortization expense resulted primarily from leasehold improvements, store fixtures and goodwill. Depreciation expense is expected to remain flat due to less expansion than in the past.

                           THE SPORTS AUTHORITY, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - CONTINUED

    Net cash used for investing was $53.6 million for the 39 weeks ended October 25, 1998, as compared to $83.6 million for the same period in the prior year. Capital expenditures during the 39 weeks of 1998 included $39.1 million of expenditures primarily associated with opening stores. The remaining capital expenditures of $13.7 million was related to existing stores, as well as computer hardware and software enhancements. Other-net decreased by $6.5 million primarily due to the payoff of a note receivable.

    Net cash provided by financing for the 39 weeks ended October 25, 1998 was $110.5 million, as compared to $32.0 million for the same period in the prior year. The increase was mainly comprised of short-term borrowings under the Revolving Credit Facility.

     The Company's working capital at October 25, 1998 was $25.5 million compared with $114.9 million at October 26, 1997, a decrease of $89.4 million. The decrease in working capital was primarily due to an increase in short-term borrowings required to fund operations, compared to the first 39 weeks of 1997 which funded operations with proceeds from the 1996 convertible debt issuance. To a lesser extent working capital was impacted by the write-down of inventories and reserves established for the current portion of store exit costs.

    The Company currently plans to open 30 new stores in 1998, and approximately ten in 1999. Due to the store growth and refurbishments of existing stores, the Company expects that its capital expenditures will be approximately $83 million in 1998. The Company will continue to finance substantially all of its new stores with operating leases, assuming availability and appropriate terms. To the extent stores are not financed with operating leases, capital expenditures will be higher by approximately $4 million to $8 million per location. While the Company had originally intended to incur capital expenditures in 1998 in connection with the opening of an additional RDC in 1999, the Company has made no commitments for a second RDC.

    The Company has a Revolving Credit Facility in the amount of $150 million to fund working capital requirements. This line of credit contains certain financial covenants relating to the maintenance of a minimum fixed charge coverage ratio, a maximum leverage ratio and a minimum tangible net worth. As a result of the non-comparable charge, the Revolving Credit Facility was amended in October 1998 to remeasure financial covenants exclusive of this restructuring charge, to lower the required fixed charge coverage ratio, and to grant the banks a security interest in inventory and certain accounts receivable. The higher interest rates and commitment fees as a result of the amendment will not have a material impact on the results of operations.

                           THE SPORTS AUTHORITY, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - CONTINUED

    The Company believes that anticipated cash flows from operations, borrowings under the Revolving Credit Facility and by Mega Sports, the company's 51% owned joint venture in Japan, and operating leases will be sufficient to satisfy its currently anticipated working capital and capital expenditure requirement, as well as any additional cash requirements due to store closings, through the next 12 months, assuming the Company is successful in negotiating a new credit facility prior to the expiration of the Revolving Credit Facility in April 1999. The Company continues to evaluate various sources of financing for its expansion and working capital needs.

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

YEAR 2000

    Many information and business systems utilize programming code in which calendar years are abbreviated as two digits. The Year 2000 issue relates to the potential for systems to interpret the year 2000 as the year 1900, causing system failure or unreliability.

    The Company began its Year 2000 compliance project in 1997. The scope of the project includes: assessment of information and non-information systems; reprogramming, repairing or replacing systems determined to be non-compliant; and ensuring compliance by key vendors and suppliers.

    The Company has completed the assessment of internal information systems, and has determined areas of non-compliance to be primarily in the inventory management system and other retail applications. Aside from nominal hardware replacement, it is the Company's belief that non-compliance can be fully remedied by programming modifications, and it has engaged a team of outside consultants and programmers for this phase. Modifications, testing and implementation are expected to be complete by the second quarter of 1999.

                           THE SPORTS AUTHORITY, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - CONTINUED

    The Company has expensed as incurred approximately $1.3 million in Year 2000 compliance costs in fiscal 1998, primarily related to assessment and reprogramming fees by outside labor. This figure excludes the cost of internal staff hours dedicated to the project. The Company expects to incur an additional $1.5 million through fiscal 1999. Total project costs are not anticipated to have a material adverse affect on the Company's operations.

    The Company has substantially completed its assessment of non-information technology such as signage, time clocks, office equipment and alarm systems and has determined these systems to be materially compliant. Such determinations were made from written and verbal communication with vendors as well as internal review and testing.

    The Company has sent surveys to all key vendors and suppliers, and is in the process of compiling responses. Based on the results of this survey the Company will evaluate the need for, and extent of, contingency plans to establish alternate sources of merchandise, supplies and services. Additionally, the Company is developing a disaster recovery plan in the event critical outside services can not be received due to non-compliance by key suppliers.

    Management believes that conversion of internal business and operating systems will be completed in a timely manner; however, failure to do so could have a material impact on the Company's operations. Additionally, there can be no assurances that the Company's key suppliers or vendors will complete their conversions in a timely manner. In the event this issue prevents third parties from timely delivery of inventory or services required by the Company, the Company's results of operations could be materially adversely affected.

                           THE SPORTS AUTHORITY, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - CONTINUED

FORWARD LOOKING STATEMENTS

     Certain statements under the heading "Management's Discussion and Analysis" and elsewhere in this Form 10-Q constitute "forward looking statements" made in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. As such, they involve risks and uncertainties that could cause actual results to differ materially from those set forth in such forward looking statements. The Company's forward looking statements are based on assumptions about, or include statements concerning, many important factors, including without limitation changes in discretionary consumer spending and consumer preferences, particularly as they relate to sporting goods, athletic footwear and apparel; seasonal patterns in consumer spending and, in particular, the level of consumer spending during the fourth quarter; the Company's ability to effectively implement its strategies, including its merchandising, distribution and store expansion strategies; competitive trends and consolidation within the sporting goods retailing industry; the effect of economic changes in other countries in which the Company does business; the Company's ability to successfully negotiate a new credit facility prior to the expiration of its Revolving Credit Facility in April 1999; and other factors described in the Company's Form 10-K for 1997. While the Company believes that its assumptions are reasonable, it cautions that it is impossible to predict the impact of certain factors which could cause actual results to differ materially from expected results.

                           THE SPORTS AUTHORITY, INC.

Part II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits:

                  See Exhibit Index on page 21.

         (b)      Reports on Form 8-K:

                  A Form 8-K containing information under Item 5 was filed on each of the following dates: August 11, 1998 (announcing the Company's rejection of an offer from Gart Sports Company), September 10, 1998 (announcing an agreement to terminate the Merger Agreement between the Company and Venator Group, Inc.), September 15, 1998 (announcing the appointment of Martin E. Hanaka as Chief Executive Officer), September 22, 1998 (announcing the adoption of a Shareholder Rights Plan), September 28, 1998 (announcing that Richard J. Lynch, Jr., President, had ceased to be a Director and an employee of the Company), and October 7, 1998 (announcing a non-comparable charge and that Robert J. Timinski, Executive Vice President, and Arnold Sedel, Senior Vice President, had ceased to be employed by the Company).

                           THE SPORTS AUTHORITY, INC.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          THE SPORTS AUTHORITY, INC.

Date:  December 9, 1998                   By: /s/ ANTHONY F. CRUDELE
                                              ---------------------------------
                                              Anthony F. Crudele
                                              Senior Vice President and
                                              Chief Financial Officer
                                              (Principal Financial and
                                              Accounting Officer)

                                INDEX TO EXHIBITS

EXHIBITS

 3.1 Certificate of Designations of Series A Junior Participating Preferred Stock of the Company, filed with the Secretary of State of Delaware on September 29, 1998

 3.2 Amended and Restated Bylaws of the Company, as of November 18, 1998

 4.1 Rights Agreement dated as of October 5, 1998 between the Company and First Union National Bank, as Rights Agent, incorporated by reference to Exhibit 1 to the Form 8-A filed on September 22, 1998

10.1 First Amendment, dated October 23, 1998, to the Amended and Restated Credit Agreement dated as of December 22, 1997 among the Company, the financial institutions named therein, First Union National Bank, as administrative agent for such financial institutions, and Fleet National Bank, as co-agent, which Amended and Restated Credit Agreement was filed as Exhibit
     10.18 to the Form 10-K for 1997

10.2 Agreement dated October 19, 1998 between the Company and Jack A. Smith concerning the termination of Mr. Smith's employment

10.3 Agreement dated September 28, 1998 between the Company and Richard J. Lynch, Jr. concerning the termination of Mr. Lynch's employment

10.4 Agreement dated November 1, 1998 between the Company and Robert J. Timinski concerning the termination of Mr. Timinski's employment

27.1 Financial Data Schedule