Form 10-K
period 1999-01-24
SPORTS AUTHORITY INC /DE/
filed 1999-04-23
CIK 929470

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended January 24, 1999

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     State the aggregate market value of the voting and nonvoting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing: $249,262,408 at the close of business on March 29, 1999.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 31,899,431 Shares of Common Stock outstanding as of March 29, 1999.

Documents Incorporated by Reference: (1) the Company's 1998 Annual Report to Stockholders incorporated partially in Parts I and II hereof and (2) the Company's Proxy Statement dated April 23, 1999, incorporated partially in Part II and III hereof.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     The Company is the largest operator of large format sporting goods stores in the United States in terms of both sales and number of stores and is also the largest full-line sporting goods retailer in the United States in terms of sales. At January 24, 1999, the Company operated 226 sporting goods stores, substantially all in excess of 40,000 gross square feet, including 206 in the United States, seven in Canada and 13 in Japan operated by a joint venture 51% owned by the Company. Currently, the Company operates 195 such stores in the United States and five in Canada, having shut down 15 stores in the United States and Canada and having sold a substantial portion of its interest in its joint venture in Japan in the first quarter of 1999. The Company's business strategy is to offer customers extensive selections of quality, brand name sporting equipment and athletic and active footwear and apparel, everyday low prices and high levels of customer service. The Company had sales of $1,599.7 million in 1998, a 9.2% increase over 1997.

     The Company was incorporated in Delaware in 1987. In 1990, the Company was acquired by Kmart Corporation ("Kmart"). Following public offerings in November 1994 and October 1995, Kmart no longer owns any interest in the Company.

INDUSTRY OVERVIEW

     According to the National Sporting Goods Association, total U.S. retail sales of sporting goods (including sporting equipment, athletic footwear and apparel) was approximately $43 billion in 1997. The retail sporting goods industry is comprised of four principal categories of retailers: (i) traditional sporting goods retailers, (ii) specialty sporting goods retailers, (iii) large format sporting goods retailers and (iv) mass merchandisers. In addition, a variety of other retailers sell various types of sporting goods, principally athletic footwear and apparel. Sporting goods retailing in the United States is characterized by intensive competition among retailers, increasing competition from new channels of distribution such as catalogs and electronic commerce, and consolidation among vendors.

BUSINESS STRATEGY

     The Company's business strategy is to consistently offer the extensive selection and competitive pricing associated with category dominant retailers while, at the same time, offering quality brand names and high levels of customer service. The key elements of this strategy are as follows:

     MEGASTORE FORMAT. The Company operates large format stores, substantially all of which are in excess of 40,000 gross square feet. This megastore format enables the Company to provide under one roof an extensive selection of merchandise for sports and leisure activities that ordinarily are associated with specialty shops and pro shops, such as golf, tennis, snow skiing, cycling, hunting, fishing, bowling, archery, boating and water sports, as well as for activities ordinarily associated with traditional sporting goods retailers, such as team sports, physical fitness, and men's, women's and children's athletic and active apparel and footwear. Each megastore offers approximately 45,000 active SKUs (excluding discontinued items) across 18 major departments.

     QUALITY BRAND NAME SPORTING GOODS. The Company's merchandising strategy is to offer strong assortments in quality brand name sporting goods in its merchandise classifications. The Company's comprehensive merchandise assortment includes over 900 brand names, including Adidas, Asics, Champion, Coleman, Columbia, Easton, Fuji, Huffy, K2, Mongoose, New Balance, Nike, Prince, Proform, Rawlings, Reebok, Rollerblade, Russell, Spalding, Taylor Made, Teva, Timberland and Wilson. The Company utilizes a sophisticated inventory management system in conjunction with strong store operating controls to achieve optimal in-stock levels of brand name merchandise.

     CUSTOMER SERVICE. The Company seeks to distinguish itself from other large format sporting goods retailers, traditional sporting goods retailers and mass merchandisers by emphasizing high levels of customer service. In addition, the Company seeks to hire many sales associates who are sports enthusiasts skilled in various disciplines and offers incentives that reward achievement of customer service goals.

     EVERYDAY LOW PRICES. The Company maintains a policy of consistent everyday low pricing that focuses on depth and breadth of merchandise and customer service relative to price and is designed to assure customers that they will receive good value at the Company's stores. The Company's pricing policy is to maintain prices that are generally below prices at specialty sporting goods retailers and comparable with prices at traditional sporting goods retailers and other sporting goods superstores. The Company also seeks to be a price leader on certain highly identifiable items. The Company is in the process of implementing variable pricing by market.

     FOCUS ON MULTI-STORE MARKETS. The Company seeks to establish a significant presence in each of its markets and pursues a store expansion strategy that primarily focuses on opening multiple stores in its markets. This focus enables the Company to obtain significant market penetration and to leverage management and advertising expenses, thereby achieving greater economies of scale. In addition, the Company believes its multi-store market strategy results in greater name recognition and enhanced customer convenience in each market. The Company believes that achieving greater market penetration will enable it to compete more effectively and increase profitability and return on capital over the long term. While the Company's expansion strategy is primarily focused on multi-store markets, it will enter smaller markets where the anticipated returns justify opening a single store.

EXPANSION

     Until mid-1998, the Company engaged in a rapid expansion program. The following table sets forth certain information regarding the Company's expansion program during the fiscal years indicated:

                              NEW STORES
                       ---------------------------
                                MARKET                NO. OF STORES    GROSS SQUARE
                       ---------------------------      AT PERIOD          FEET
YEAR                   TOTAL     NEW      EXISTING          END        AT PERIOD END
----                   -----     ---      --------    --------------   -------------
1993...............     24         8        16               80          3,415,200
1994...............     27         5        22              107          4,618,400
1995...............     29        15        14              136          5,899,117
1996...............     32         7        25              168          7,290,549
1997...............     31         7        24              199          8,620,541
1998...............     27        10        17              226          9,703,622

     In 1998, the Company opened 30 stores and closed three stores, for a total of 226 stores at the end of the year, including seven stores in Canada, 13 stores in Japan operated by a joint venture 51% owned by the Company and five smaller format stores in certain urban areas under the name "The Sports Authority, Ltd." The markets in which these stores are located are listed in
Item 2.

     In the third quarter of 1998, the Company announced its intention to close 18 underperforming stores (of which two are intended to be relocated) as part of a comprehensive restructuring plan. These stores (except one for which closing has been postponed due to a change in the local competitive environment and the two relocations expected to be completed in 2000) were closed in the first quarter of 1999. See Note 4 to the Consolidated Financial Statements on pages 25-26 of the Company's 1998 Annual Report to Stockholders, which pages are incorporated herein by reference.

     In mid-1998, the Company substantially reduced its store expansion program and began a comprehensive review of its real estate processes. The Company currently plans to open between three and seven new stores in 1999 and intends to expand at a greater rate in the future. The rate of the Company's expansion in 1999 and future years will depend, among other things, on general economic and business conditions affecting consumer confidence and spending and, in particular, the level of consumer demand for sporting goods, athletic footwear and apparel, the availability of desirable locations on acceptable lease or purchase terms, the availability of adequate capital, the availability of qualified management personnel, and the Company's ability to manage the operational aspects of its growth.

     While the Company's expansion program in recent years has included opening stores in Canada and Japan, the Company has reduced its ownership interest in its joint venture in Japan. See "Restructuring of the Company's Joint Venture in Japan" below. The Company has no current plans for expansion outside the United States, but will continue to evaluate expansion opportunities.

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

     In analyzing a new market, the Company evaluates that market's potential in terms of total number of store locations. Sites are selected based on demographics (such as income levels and distribution, age and family size), population, regional access, co-tenancy, available lease or purchase terms, visibility, parking, and proximity to competition.

     The Company traditionally has obtained new store locations through long-term operating leases. On an operating lease basis, the cost of opening a new store is approximately $2.2 million, consisting primarily of the investment in inventory, the cost of furniture, fixtures and equipment and pre-opening expenses, such as the costs associated with training employees, stocking the store and grand opening advertising. If the site requires a retrofit of an existing building, costs (excluding furniture, fixtures and equipment) can be significantly higher. The Company currently plans to finance substantially all of its new stores with operating leases, assuming availability and appropriate terms.

     The Company expects that its capital expenditures in 1999 will be approximately $38 million, primarily related to refurbishments of existing stores and upgrades of information systems.

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

     The Company believes customers want an easy shopping environment and therefore seeks to make shopping at its stores as convenient as possible through its extensive in-store signage and department placement. The Company continues to refine its store layout and signage and, in particular, is increasing point-of-purchase product information.

     The Company divides selling and non-selling functions in order to allow its sales associates to devote their full attention to assisting customers. Non-selling duties, such as receiving and stocking, are performed immediately before and after store operating hours.

     The Company believes that its customer service, merchandise replenishment and allocation systems, training of store-level management, continual investment in technology and infrastructure and attentiveness to loss prevention practices have contributed to a relatively low rate of inventory shrinkage. On average, for the last three years, the Company's shrinkage, expressed as a percentage of sales, has been approximately 0.6% at retail, or 0.4% at cost.

MERCHANDISING

     The Company's merchandising strategy focuses on offering a broader and deeper selection of quality, brand name merchandise than is generally available in traditional sporting goods retailers. The Company's comprehensive merchandise assortment consists of a wide variety of sports equipment, apparel, footwear and accessories and is designed to meet all of the sporting goods needs of its customers, from the sports enthusiast to the weekend athlete. Each megastore offers approximately 45,000 active SKUs (excluding discontinued items) across more than 1,200 merchandise classifications.

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

    The Company's stores offer an extensive selection of both hard lines, which consist of equipment for team sports, fitness, hunting, fishing, camping, golf, racquet sports, cycling, water sports, marine, snow sports and general merchandise, and soft lines, which consist of athletic and active footwear and apparel. In each of the past three years, hard lines constituted approximately 50% of the Company's sales, apparel constituted approximately 22%, and footwear constituted approximately 28%.

     The hard lines and soft lines sold by the Company include the following merchandise categories:

         ATHLETIC AND ACTIVE APPAREL: The Company carries both casual and leisure apparel, as well as apparel designed and fabricated for specific sports, in men's, women's and children's assortments. Casual and leisure apparel includes basic and seasonal T-shirts, shorts, sweats and warm ups. Performance specific apparel includes offerings for sports such as golf, tennis, running, fitness, soccer, baseball, football, hockey, and skiing. The apparel category also includes NCAA and professional league licensed apparel.

         ATHLETIC AND ACTIVE FOOTWEAR: The footwear selection includes casual footwear intended for day to day streetwear, as well as athletic shoes for running and walking, tennis, fitness and crosstraining, basketball and hiking. In addition, the Company carries specialty footwear including a complete line of cleated shoes for baseball, football, soccer and golf. Important categories within the footwear department are recreational and hockey skates, and socks and accessories.

         OUTDOOR SPORTS: The stores carry a large assortment of merchandise aimed at outdoor sports enthusiasts. Included are camping equipment, including tents sleeping bags and cooking appliances; fishing gear, including rods, reels, terminal tackle and accessories; hunting equipment, including selected firearms and ammunition; optics, including binoculars and scopes; knives and cutlery; archery equipment and accessories; and, marine and water sports equipment including navigational electronics, diving and snorkeling equipment, water skis, inflatable boats and rafts and accessories.

         RECREATIONAL SPORTS: Team sports include a full range of equipment and accessories for such sports as basketball, baseball, soccer, football, hockey and lacrosse. The golf department includes a complete assortment of golf clubs and club sets, bags, balls, teaching aids and accessories. The racquet sports department covers the needs of participants in tennis, racquetball, badminton and platform or paddle ball. The Company offers services such as racquet stringing and trial demo periods.

         FITNESS SPORTS: The fitness department is comprised of complete assortments for aerobic and anaerobic workouts, including treadmills, stationary bicycles and rowing machines for aerobic and home gyms, weight benches, dumbbells and free weights for anaerobic. In addition, the department carries a selection of boxing and martial arts equipment and accessories. Finally, the department features items designed for wellness and relaxation, such as massagers and magna-therapy; and nutritional supplements. An extension of the fitness category is the cycling department, which focuses on the all terrain bicycle category and the touring bicycles. In addition, the Company carries accessories such as gloves, helmets, water bottles.

         WINTER SPORTS: The Company offers a complete line of ski apparel, including technical outerwear, bib pants, thermal underwear, sweaters and accessories. The Company also offers a complete line of skis and ski equipment including Alpine and cross country skis, snowboards, boots, bindings, goggles and accessories, as well as technical services to support new sales and tune-ups on customer owned product. The winter sports department in the Company's North American stores was previously operated by a licensee and its sublicensees. Under its license agreement, the Company received a fee of approximately 10% of snow ski merchandise sales, and these sales were not included in the Company's sales. In January 1998, the Company terminated its license agreement, effective August 1, 1998. Since that date, the winter sports department has been operated directly by the Company and winter sports merchandise sales have been included in the Company's sales.

PURCHASING

     The Company maintains its own central buying staff and a central replenishment and allocation staff. This staff manages the planning system, allocates fashion and seasonal merchandise, replenishes basic merchandise and coordinates the distribution of all merchandise.

     Under the Company's merchandise planning system, the merchandise mix for each store is selected by the central buying staff in consultation with field management. The system allows the Company to manage its sales and inventory levels by store at the subclass level. The Company also uses an automated allocation system to allocate non-reorderable merchandise to stores based on planned sales and inventory at the SKU level, as well as recent sales trends and inventory position. The Company also utilizes an automated replenishment system for approximately 40% of its active assortment based upon specific in-stock requirements utilizing statistically based sales forecasting. This automatic replenishment system balances the need to provide high in-stock positions to satisfy customer demand with the costs associated with carrying such inventory.

     The Company currently purchases merchandise from over 900 vendors and, in fiscal 1998, the Company's largest vendor, Nike, Inc., accounted for approximately 14% of its total merchandise purchased. The Company does not maintain any material long-term or exclusive commitments or arrangements to purchase from any vendor. The Company is either the largest or one of the largest customers for many of its vendors. The Company believes it will continue to obtain sufficient merchandise for all of its stores on a timely basis.

DISTRIBUTION

     In late 1997, the Company opened its first regional distribution center ("RDC") outside of Atlanta, Georgia. The RDC serves as a flow-through facility to receive and allocate merchandise to the Company's stores. Merchandise is received at the RDC, made "floor ready" as necessary, and subsequently allocated and distributed to Company stores. At year-end, the RDC serviced approximately 100 stores and the Company is in the process of increasing the number of stores serviced by the RDC to 140. In addition, the Company maintains an off-site receiving facility ("OSR") in Chino, California. The Company currently plans to expand the scope of operation of the OSR and to establish flow-through cross-dock facilities in certain areas. Additionally, depending on future geographic expansion and evaluation of its overall distribution network, the Company may consider opening an additional RDC. Merchandise not processed by the centralized distribution network is shipped directly to each store by vendors.

MANAGEMENT INFORMATION SYSTEMS

     Since its inception, the Company has implemented sophisticated management information systems that integrate purchasing, receiving, sales and perpetual inventory data on a daily basis. These systems have enabled the Company to maintain financial controls and to manage its inventory. The inventory management systems manage all aspects of inventory control from order placement through elimination of aged inventory. These systems include the functions of automated replenishment, automated merchandising planning and allocation, electronic data interchange, daily tracking of in-stock levels by item and location and a "data warehouse" which gives corporate buying staff easy access to sales information on a class and sub-class level. Management believes that these systems also have sufficient capacity and flexibility to enable the Company to systematically manage the implementation of its expansion strategy.

     The Company currently employs point-of-sale ("POS") terminals in all of its stores, which provide price look-up capabilities and SKU-level sales data, capture customer zip code data and initiate requests for authorization of the different credit and check tenders accepted by the Company. The Company also utilizes IBM AS/400 computers and hand held radio frequency terminals at store level as in-store processors to record merchandise receipts, produce price tickets, maintain SKU-level perpetual inventories, provide time keeping information and for general data inquiry. These in-store processors communicate interactively with central AS/400 computers to exchange data created at store level and the Company's corporate offices. These processors are intended to provide local management with the ability to more closely manage inventory productivity and merchandise space planning, as well as reduce the amount of employee time spent on non-selling functions. The Company uses hand held radio frequency terminals for purposes of streamlining the merchandise receiving and ticketing processes.

YEAR 2000

         Many information and business systems utilize programming code in which calendar years are abbreviated as two digits. The Year 2000 issue relates to the potential for systems to interpret the year 2000 as the year 1900, causing system failure or unreliability.

         The Company began its Year 2000 compliance project in 1997. Analysis of internal compliance consists of the following phases: assessment of information and non-information systems; remediation; testing; implementation; and, contingency planning. The Company is also determining compliance of key vendors and suppliers, and will incorporate alternate sources of goods and services, as necessary, in its contingency plan.

         The assessment of internal information systems is 100% complete. The assessment indicated areas of non-compliance primarily in the Company's inventory management system and certain retail applications. Remediation is 100% complete. Remediation efforts consist principally of software programming modifications and, to a lesser extent, hardware replacement. The Company utilized a team of outside consultants and programmers for programming modifications, and will continue to utilize outside consultants through testing and implementation. Testing is 85% complete, and is expected to be completed by the end of the second quarter of 1999. Implementation of programming modifications is 75% complete, and is expected to be completed by the end of the third quarter of 1999. Contingency planning is 70% complete, and is expected to be completed by the fourth quarter of 1999.

         The Company has expensed as incurred approximately $2.1 million in Year 2000 compliance costs in fiscal 1998, primarily related to assessment and reprogramming fees by outside labor. This expense excludes the cost of internal staff hours dedicated to the project. The Company expects to incur an additional $800,000 through fiscal 1999. Total project costs are not anticipated to have a material adverse affect on the Company's operations.

         The Company has completed its assessment of non-information technology such as signage, time clocks, office equipment and alarm systems and has determined these systems to be materially compliant. Such determinations were made from written and verbal communication with vendors as well as internal review and testing.

         The Company has sent surveys to all key vendors and suppliers to determine Year 2000 compliance. The Company has received responses from 83% of vendors surveyed, of which 98% have indicated that they are or will be compliant by the end of 1999. The Company is continuing to evaluate the scope of contingency and disaster recovery plans to establish alternate sources of merchandise, supplies and services.

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

ADVERTISING AND PROMOTION

     The Company advertises its products and seeks to build name recognition and market share through broadcast media, newspaper advertising, billboards and sports sponsorships. Upon entering a new market, the Company uses extensive billboard, radio, and newspaper advertising to establish name recognition in that market. The focus on multi-store markets enables the Company to leverage a substantial portion of advertising costs. In addition, the Company has recently moved toward variable levels of advertising among different markets.

COMPETITION

     The retail sporting goods industry is comprised of the following four principal categories of retailers:

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

     SPECIALTY SPORTING GOODS RETAILERS. Specialty sporting goods retailers include specialty shops, ranging in size from 1,000 to 10,000 square feet, frequently located in malls or strip centers (e.g., Bike USA, Busy Body Fitness, Edwin Watts, Foot Locker, Foot Action, The Athlete's Foot, The Finish Line and West Marine), and also include pro shops that often are single store operations. These stores typically carry a wide assortment of one specific product category, such as athletic shoes or golf or tennis equipment, and generally have higher prices than large format stores.

     LARGE FORMAT SPORTING GOODS RETAILERS. Large format stores such as the Company's stores generally range in size from 30,000 to 70,000 square feet, offer a broad selection of brand name sporting goods merchandise and tend to be either anchor stores in strip malls or free-standing locations (e.g., Galyan's, Gart Sports, Jumbo Sports, Oshman's and Dick's Clothing and Sporting Goods). In addition, other large format sporting goods retailers compete with certain product categories sold by the Company (e.g., Just For Feet in footwear and REI in outdoor sporting products).

     MASS MERCHANDISERS. Mass merchandisers are large stores, generally ranging in size from 50,000 to 200,000 square feet, that feature sporting equipment as only a small portion of all merchandise carried, and are located primarily in strip centers or free-standing locations (e.g., Wal*Mart, Target and Kmart). These stores have limited selection and fewer brand names and also typically do not offer the customer service offered by sporting goods retailers.

     In addition, a variety of other retailers sell various types of sporting goods, principally athletic footwear and apparel. Sporting goods retailing in the United States is characterized by intensive competition, increasing competition from new channels of distribution such as catalogs and electronic commerce, and consolidation among vendors.

     The Company believes that the principal strengths with which it competes are customer service, a broad assortment of brand name merchandise, ease of shopping and everyday low pricing.

RESTRUCTURING OF THE COMPANY'S JOINT VENTURE IN JAPAN

     In March 1999, the Company and JUSCO Co., Ltd. ("JUSCO") agreed to a comprehensive restructuring of the ownership of Mega Sports Co., Ltd. ("Mega Sports"), which was 51% owned by the Company and 49% owned by JUSCO, as well as their license and services agreements with Mega Sports. JUSCO paid the Company $1.1 million for 32% of its shares in Mega Sports, reducing the Company's ownership to 19%. The Company entered into a new license agreement which permits Mega Sports to use certain trademarks, technology and know-how of the Company in exchange for royalty fees of 1.0% of Mega Sports' gross sales in 1999, 1.1% in 2000 and 1.2% in 2001 through 2005. Mega Sports has the option of extending the new license agreement for three ten-year periods expiring in 2035. The Company also entered into a new services agreement under which the Company will furnish certain purchasing, merchandising and information system services, and Mega Sports will reimburse the Company for costs incurred. As a result of the reduction in ownership, the Company will discontinue consolidation of the results of operations of Mega Sports beginning in fiscal 1999.

TRADEMARKS AND SERVICE MARKS

     The Company uses "The Sports Authority" as its trade name and applies to qualify to do business as such in each jurisdiction where it operates stores. The Company's retail identity is comprised of the trade name, as well as a family of trademarks and service marks featuring the word AUTHORITY, many of which are registered (or the subject of pending applications) in the U.S. Patent and Trademark Office, the Canadian Trade-Marks Office, the Japanese Patent Office and other applicable offices around the world. Marks registered in the U.S. Patent and Trademark Office include AUTHORITY(R), THE SPORTS AUTHORITY(R), THE SPORTS AUTHORITY & Design(R), THE SKI AUTHORITY(R), GOLF AUTHORITY(R), TENNIS AUTHORITY(R) and TEAM SPORTS AUTHORITY(R), among others. The Company vigorously protects its trademarks, service marks and trade name from infringement throughout the world by strategic registration and enforcement efforts. Use of these marks in the U.S. and Canada is under license from The Sports Authority Michigan, Inc., a wholly-owned subsidiary of the Company.

ASSOCIATES

     As of January 24, 1999, the Company had a total of approximately 6,700 full-time and approximately 7,200 part-time associates. Of these, approximately 13,000 were employed in the Company's stores and approximately 900 were employed in corporate office positions, regional and district positions, and the RDC. None of the Company's associates is covered by a collective bargaining agreement. The Company endeavors to promote new store management from its existing personnel. The Company believes that its relationships with its associates are good.

SEASONALITY

     The Company's business is highly seasonal, with its highest sales occurring in the fourth quarter, which includes the holiday selling season. In fiscal 1997 and 1998, 28.7% of the Company's sales occurred in the fourth quarter. In the past, the Company's expansion program has been weighted toward store openings in the second half of the fiscal year. In the future, changes in the number and timing of store openings and consumer buying habits, particularly in the holiday selling season, may change seasonality trends.

FORWARD LOOKING STATEMENTS

     Certain statements contained in or incorporated by reference in this Form 10-K constitute "forward looking statements" made in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. As such, they involve risks and uncertainties that could cause actual results to differ materially from those set forth in such forward looking statements. The Company's forward looking statements are based on assumptions about, or include statements concerning, many important factors, including without limitation changes in discretionary consumer spending and consumer preferences, particularly as they relate to sporting goods, athletic footwear and apparel; seasonal patterns in consumer spending and, in particular, the level of consumer spending during the fourth quarter; the Company's ability to effectively implement its strategies, including its merchandising, distribution and store expansion strategies; competitive trends and consolidation within the sporting goods retailing industry; the growing impact of electronic commerce; the effect of economic changes in other countries in which the Company does business; and other factors described herein. While the Company believes that its assumptions are reasonable, it cautions that it is impossible to predict the impact of certain factors which could cause actual results to differ materially from expected results.

ITEM 2.  PROPERTIES

     The following table sets forth certain information regarding the markets in which the Company had stores as of January 24, 1999 and has stores as of the date of this report, after giving effect to additional store openings and the closure in the first quarter of 1999 of underperforming stores. See Note 4 to the Consolidated Financial Statements on pages 25-26 of the Company's 1998 Annual Report to Stockholders, which pages are incorporated herein by reference.


                                                             NUMBER OF STORES
                                                    -----------------------------------
       UNITED STATES REGIONS/METROPOLITAN AREA      JANUARY 24, 1999     APRIL 23, 1999
       ---------------------------------------      -----------------    --------------

NORTHEAST
    Baltimore.........................................        4                 4
    Boston ...........................................        6                 6
    Hartford/North Haven..............................        4                 4
    New York .........................................       28                29
    Portland, ME .....................................        1                 1
    Philadelphia .....................................        9                 9
    Providence........................................        2                 2
    Washington, D.C. .................................       14                14
                                                          -----              ----
         SUBTOTAL NORTHEAST...........................       68                69

SOUTHEAST
    Augusta, GA.......................................        1                 1
    Atlanta...........................................       12                11
    Charleston........................................        1                 1
    Charlotte.........................................        3                 3
    Chattanooga.......................................        1                 1
    Fayetteville......................................        1                 1
    Ft. Myers.........................................        1                 1
    Gainesville, FL...................................        1                 1
    Greensboro........................................        1                 1
    Greenville, SC....................................        1                 1
    Jacksonville......................................        2                 2
    Memphis...........................................        1                 1
    Montgomery........................................        1                 1
    Myrtle Beach......................................        1                 1
    Naples............................................        1                 1
    Nashville.........................................        2                 2
    New Orleans.......................................        3                 1
    Norfolk/Hampton...................................        3                 3
    Orlando...........................................        6                 6
    Pensacola.........................................        1                 1
    Southeast Florida.................................       16                16
    Tampa/St. Petersburg..............................       10                10
    Winston-Salem.....................................        1                 1
                                                            ---              ----
         SUBTOTAL SOUTHEAST...........................       71                68

MIDWEST
    Chicago...........................................       17                14
    Detroit...........................................        8                 7
    Madison, WI.......................................        1                 1
    Omaha.............................................        1                 1
    St. Louis.........................................        6                 6
                                                           ----             -----
         SUBTOTAL MIDWEST.............................       33                29


SOUTHWEST
    Dallas............................................        1                 1
    El Paso...........................................        1                 1
    Las Vegas.........................................        2                 2
    Little Rock.......................................        1                 1
    Phoenix...........................................        7                 7
    San Antonio.......................................        2                 -
    Tucson............................................        1                 1
                                                           ----              ----
         SUBTOTAL SOUTHWEST...........................       15                13

NORTHWEST
    Anchorage.........................................        1                 1
    Seattle/Tacoma....................................        4                 3
                                                           ----             -----
         SUBTOTAL NORTHWEST...........................        5                 4

WEST
    Honolulu..........................................        3                 3
    Fresno............................................        1                 1
    Los Angeles.......................................        2                 1
    Sacramento........................................        2                 2
    San Diego.........................................        6                 5
                                                           ----             -----
         SUBTOTAL WEST................................       14                12
                                                           ----             -----
SUBTOTAL UNITED STATES................................      206               195
                                                            ---             --
---

             CANADA/METROPOLITAN AREA
             ------------------------

    Toronto...........................................        7                 5
                                                           ----              ----
SUBTOTAL CANADA.......................................        7                 5
                                                           ----              ----

             JAPAN/METROPOLITAN AREA
             -----------------------
    Hiroshima.........................................        1                 -
    Nagoya............................................        4                 -
    Osaka.............................................        2                 -
    Kyushu............................................        2                 -
    North Honsu.......................................        2                 -
    Tokyo.............................................        2                 -
                                                           ----              ----
SUBTOTAL JAPAN........................................       13                 *
                                                           ----              ----
TOTAL ALL COUNTRIES...................................      226               200
                                                            ===              ====


------------
*  See "Restructuring of the Company's Joint Venture in Japan" above.

     As of January 24, 1999, the Company occupied 199 stores pursuant to long-term leases. The leases typically provide for an initial 10 to 25 year term with multiple five-year renewal options. In most cases, the Company's leases provide for minimum annual rent subject to periodic adjustments, plus other charges, including a proportionate share of taxes, insurance and common area maintenance. Fifty-nine of the Company's store leases are guaranteed by Kmart. In addition, the Company owns 27 of its stores.

     The Company leases a building at 3383 N. State Road 7, Fort Lauderdale, Florida, containing approximately 98,000 square feet, which houses its corporate offices. The lease has a remaining primary term of 9 years with two 10-year renewal options.

     The Company is engaged in an effort to assign, sublease or terminate the leases for those stores which were closed in the first quarter of 1999.

ITEM 3.  LEGAL PROCEEDINGS

         On or about May 11 and May 12, 1998, four class action lawsuits were commenced against the Company and its Directors by certain purported Company stockholders in the Court of Chancery of the State of Delaware in New Castle County. On July 24, 1998, at plaintiffs' request the Court granted an order consolidating these cases into one case, IN RE THE SPORTS AUTHORITY, INC. SHAREHOLDERS LITIGATION, C.A. No. 16373NC. The consolidated complaint relates to the merger agreement dated May 7, 1998 between the Company and Venator Group, Inc., which was terminated by mutual agreement in September 1998. The complaint alleged that the Directors of the Company breached their fiduciary duties to Company stockholders by entering into the merger agreement without maximizing stockholder value, and that the merger agreement's exchange ratio between Company shares and Venator shares offered inadequate value to the Company's stockholders. The complaint sought an injunction against the merger, rescission of the merger if it had been effected, monetary damages and attorneys' fees. While this suit remains filed, the plaintiffs have not pursued it.

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

                                                            HIGH        LOW
         Fiscal 1997
               1st Quarter ..........................      $20.25     $16.75
               2nd Quarter ..........................       21.75      16.63
               3rd Quarter ..........................       21.88      17.63
               4th Quarter ..........................       20.75      11.06
         Fiscal 1998
               1st Quarter ..........................       17.06      10.75
               2nd Quarter ..........................       18.75      13.44
               3rd Quarter ..........................       14.31       4.06
               4th Quarter ..........................        8.13       3.81

     As of March 29, 1999, the Company had approximately 1,523 shareholders of record.

  DIVIDEND POLICY

     The Company did not declare any dividends in 1997 or 1998 and intends to retain its earnings to finance future growth. Therefore, the Company does not anticipate paying any cash dividends in the foreseeable future. The declaration and payment of dividends, if any, is subject to the discretion of the Board of Directors of the Company and to certain limitations under the General Corporation Law of the State of Delaware. In addition, certain agreements contain restrictions on the Company's ability to pay dividends. The timing, amount and form of dividends, if any, will depend, among other things, on the Company's results of operations, financial condition, cash requirements and other factors deemed relevant by the Board of Directors.

ITEM 6.  SELECTED FINANCIAL DATA

     The information required by this Item 6 is incorporated herein by reference to the information under the caption "Selected Consolidated Financial Data" on page 10 of the Company's 1998 Annual Report to Stockholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this Item 7 is incorporated herein by reference to the information under the caption "Management's Discussion and Analysis" on pages 11-16 of the Company's 1998 Annual Report to Stockholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


     The Company has no material exposure to the market risks covered by this Item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item 8 is incorporated herein by reference to the information on pages 19-34 of the Company's 1998 Annual Report to Stockholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Information concerning a change in the Company's independent public accountants is incorporated herein by reference to the information contained in the Company's Proxy Statement dated April 23, 1999 under the caption "Ratification of Appointment of Independent Public Accountants" on page 24, and in Item 4 of the Company's Form 8-K and Form 8-K/A dated April 8, 1999.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company, and their business experience during at least the past five years, are as follows:

         Martin E. Hanaka, age 49. Mr. Hanaka was elected as Vice Chairman and as a Director of the Company in February 1998, and was elected Chief Executive Officer on September 15, 1998. From August 1994 until October 1997, Mr. Hanaka served as President and Chief Operating Officer and as a director of Staples, Inc., an office supply superstore retailer. Mr. Hanaka's extensive retail career has included serving as Executive Vice President of Marketing and as President and Chief Operating Officer of Lechmere, Inc. from September 1992 through July 1994, and serving in various capacities for 20 years at Sears Roebuck & Co., most recently as Vice President in charge of Sears Brand Central.

         William D. Cappiello, age 55. Mr. Cappiello joined the Company in December 1998 as President and Chief Merchandising Officer. Until January 1998, he served as President & Chief Executive Officer for Parisian, a division of Saks Incorporated, and prior to that, served in a variety of senior management positions for R. H. Macy & Co., including President of Merchandising and President of stores for Macy's West.

         Henry Flieck, age 51. Mr. Flieck joined the Company in October 1998 as Executive Vice President, Growth & Development. Mr. Flieck previously served as Senior Vice President of Real Estate for Staples, Inc. from 1989 to 1998.

         Samuel G. Allen, age 49. Mr. Allen joined the Company in April 1995 as International President. Prior thereto, Mr. Allen served as President and Chief Executive Officer of Sport Chalet, Inc., a retail sporting goods chain, since 1984.

         Kelly Conway, age 38. Ms. Conway has been with the Company since its inception in 1987 and has held various positions, including Director of Management Information Systems from July 1986 to February 1990, Vice President, Store Operations from February 1990 to August 1995, Vice President, Marketing and Advertising from August 1995 to April 1998, and Vice President, Field Operations from April 1998 to February 1999. She was promoted to Senior Vice President, Sales and Services in February 1999.

         Anthony F. Crudele, age 42. Mr. Crudele has served as Senior Vice President and Chief Financial Officer since February 1996. He previously served as Vice President and Controller of the Company from January 1991 to February 1996. Mr. Crudele joined the Company as Controller in April 1989 after serving in various positions at Price Waterhouse from 1981 to 1989.

         Arthur Quintana, age 49. Mr. Quintana joined the Company in October 1998 as Senior Vice President, Supply Chain. He previously served as Vice President, Inventory Management and Logistics at Sunglass Hut from July 1997 to October 1998, and prior to that as Vice President of Replenishment at Office Depot from 1990 to 1997.

         Alexander L. Stanton, age 33. Mr. Stanton started with the Company as a financial planner in 1992 and has served in various positions, including Manager of Treasury from January 1994 to January 1996, Director of Financial Planning and Investor Relations from January 1996 to January 1998, and as Vice President, Strategic Planning and Treasurer from January 1998 to February 1999. Mr. Stanton was promoted to Senior Vice President, Business Development in February 1999.

There is no family relationship between any of these executive officers or between any such officer and any Director of the Company. The remaining information required by this Item 10 is incorporated herein by reference to the information under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" on pages 2 and 15, respectively, of the Company's Proxy Statement dated April 23, 1999.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item 11 is incorporated herein by reference to the information under the caption "Executive Compensation" on pages 6-13 of the Company's Proxy Statement dated April 23, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item 12 is incorporated herein by reference to the information under the caption "Ownership of Common Stock" on pages 14-15 of the Company's Proxy Statement dated April 23, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item 13 is incorporated herein by reference to the information under the caption "Certain Transactions" on pages 15-16 of the Company's Proxy Statement dated April 23, 1999.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed with, and as a part of, this Annual Report on Form 10-K.

     1.  FINANCIAL STATEMENTS.

         The financial statements incorporated herein by reference to the information found on pages 19-34 of the Company's 1998 Annual Report to Stockholders to be furnished to the Securities and Exchange Commission are as follows:

         Report of Independent Certified Public Accountants
         Consolidated Statements of Operations
         Consolidated Balance Sheets
         Consolidated Statements of Changes in Stockholders' Equity Consolidated Statements of Cash Flows
         Notes to Consolidated Financial Statements

     2.  EXHIBITS.

         See Exhibit Index on Page 22

     (b) Reports on Form 8-K.

         A Report on Form 8-K and Form 8-K/A, which contained information under
         Item 4, was filed on April 8, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   THE SPORTS AUTHORITY, INC.

Date:    APRIL  23, 1999                           By:  /s/ MARTIN E. HANAKA
                                                        --------------------
                                                        Martin E. Hanaka,
                                                        Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

               SIGNATURE                             TITLE                                  DATE
               ---------                             -----                                  ----
         /s/ MARTIN E. HANAKA                        Chief Executive Officer and            APRIL 23, 1999
         ------------------------------------        Director (Principal Executive
         Martin E. Hanaka                            Officer)

         /s/ ANTHONY F. CRUDELE                      Senior Vice President and              APRIL 23, 1999
         ------------------------------------        Chief Financial Officer
         Anthony F. Crudele                          (Principal Financial Officer)

         /s/ EVA L. CLAWSON                          Vice President and                     APRIL 23, 1999
         ------------------------------------        Controller
         Eva L. Clawson                              (Principal Accounting Officer)

         /s/ A. DAVID BROWN                          Director                               APRIL 23, 1999
         ------------------------------------
         A. David Brown

         /s/ NICHOLAS A. BUONICONTI                  Director                               APRIL 23, 1999
         ------------------------------------
         Nicholas A. Buoniconti

         /s/ CYNTHIA R. COHEN                        Director                               APRIL 23, 1999
         ------------------------------------
         Cynthia R. Cohen

                                                     Director
         ------------------------------------
         Steve Dougherty

         /s/ JULIUS W. ERVING                        Director                               APRIL 23, 1999
         ------------------------------------
         Julius W. Erving


         /s/ CAROL FARMER                            Director                               APRIL 23, 1999
         ------------------------------------
         Carol Farmer

                                                     Director
         ------------------------------------
         Jack F. Kemp

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

3.2 Certificate of Designation of Series A Junior Participating Preferred Stock of the Company, incorporated herein by reference to Exhibit 3.1 to the Form 10-Q for the third quarter of 1998.

3.3 Amended and Restated Bylaws of the Company, incorporated herein by reference to Exhibit 3.2 to the Form 10-Q for the third quarter of 1998.

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

4.3 Rights Agreement dated as of October 5, 1998 between the Company and First Union National Bank, as Rights Agent, incorporated herein by reference to Exhibit 1 to the Form 8-A filed on September 22, 1998.

10.1 Lease Guaranty, Indemnification and Reimbursement Agreement, dated November 23, 1994, as amended, between the Company and Kmart Corporation, incorporated herein by reference to Exhibit 10.3 to the Form 10-K for 1994.

10.2 Form of Severance and Change in Control Agreement applicable to Richard J. Lynch, Jr. and Robert J. Timinski, incorporated herein by reference to Exhibit 10.6 to Registration Statement No. 33-83554 on Form S-1.

10.3 Management Stock Purchase Plan, as amended, incorporated herein by reference to Exhibit 10.1 to the Form 10-Q for the third quarter of 1997.

10.4     1994 Stock Option Plan, incorporated herein by reference to Exhibit
         99.2 to Registration Statement No. 33-86522 on Form S-8.

10.5 Employee Stock Purchase Plan, as amended, incorporated herein by reference to Exhibit 10.9 to the Form 10-Q for the second quarter of 1995.

10.6 Annual Incentive Bonus Plan, as amended, incorporated herein by reference to Exhibit A to the Company's Proxy Statement dated April 27, 1998.

10.7 Severance and Change in Control Agreement, dated as of April 17, 1995, between the Company and Samuel G. Allen, incorporated herein by reference to Exhibit 10.18 to Registration Statement No. 33-96166, on Form S-1.

10.8 1996 Stock Option and Restricted Stock Plan, incorporated herein by reference to Exhibit 10.2 to the Form 10-Q for the second quarter of 1997.

10.9 Employment Agreement, dated as of August 29, 1996, between the Company and Jack A. Smith, incorporated herein by reference to Exhibit 10.2 to the Form 10-Q for the third quarter of 1996.

10.10 Supplemental Executive Retirement Plan, as amended, incorporated herein by reference to Exhibit 10.3 to the Form 10-Q for the second quarter of 1997.

10.11 Supplemental 401(k) Savings and Profit Sharing Plan, incorporated herein by reference to Exhibit 10.19 to the Form 10-K for 1996.

10.12 Form of Change of Control Agreement between the Company and Anthony F. Crudele dated May 30, 1997, incorporated herein by reference to Exhibit
         10.1 to the Form 10-Q for the second quarter of 1997.

10.13    Deferred Compensation Plan, incorporated herein by reference to Exhibit
         10.19 to the Form 10-K for 1997.

10.14 Employment Agreement, dated as of February 2, 1998, between the Company and Martin E. Hanaka, incorporated by reference to Exhibit 10.20 to the Form 10-K for 1997.

10.15 Agreement dated October 19, 1998 between the Company and Jack A. Smith concerning the termination of Mr. Smith's employment, incorporated by reference to Exhibit 10.2 to the Form 10-Q for the third quarter of 1998.

10.16 Agreement dated September 28, 1998 between the Company and Richard J. Lynch, Jr. concerning the termination of Mr. Lynch's employment, incorporated by reference to Exhibit 10.3 to the Form 10-Q for the third quarter of 1998.

10.17 Agreement dated November 1, 1998 between the Company and Robert J. Timinski concerning the termination of Mr. Timinski's employment, incorporated by reference to Exhibit 10.4 to the Form 10-Q for the third quarter of 1998.

10.18* Form of Severance Agreement between the Company and each of William D. Cappiello, Henry Flieck, Arthur Quintana and Alexander L. Stanton.

10.19* Amended and Restated Joint Venture Agreement dated as of March 12, 1999 between the Company and JUSCO Co., Ltd.

10.20* Amended and Restated License Agreement dated as of March 26, 1999 between the Company and Mega Sports Co., Ltd.

10.21* Amended and Restated Services Agreement dated as of March 26, 1999 between the Company and Mega Sports Co., Ltd.

10.22*   Guaranty dated as of March 12, 1999 from JUSCO Co., Ltd. to the
         Company.

10.23* Agreement dated as of March 12, 1999 between the Company and JUSCO Co., Ltd.

10.24* Loan and Security Agreement dated as of April 13, 1999 between BankBoston Retail Finance Inc., as Agent for the Lenders referenced therein, and the Company and its wholly-owned United States subsidiaries.

10.25* Agreement dated April 16, 1999 between the Company and Jack A. Smith relating to the resignation of Mr. Smith as Chairman and as a Director of the Company.

10.26*   Director Stock Plan, as amended February 1, 1999.

13.1* Financial information from pages 10-35 of the Annual Report to Stockholders for the fiscal year ended January 24, 1999.

16.1 Letter from PricewaterhouseCoopers LLP re change in certifying accountant, incorporated by reference to Exhibit 16.1 to the Form 8-K/A dated April 8, 1999.

21.1*    Subsidiaries of the Company.

23.1*    Consent of Independent Certified Public Accountants.

27.1*    Financial Data Schedule

----------
*  Filed as part of this Annual Report on Form 10-K.