Form 10-Q
period 1999-04-25
SPORTS AUTHORITY INC /DE/
filed 1999-06-09
CIK 929470

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended APRIL 25, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ____________________

Commission File No. 1-13426

                           THE SPORTS AUTHORITY, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)

                     Delaware                             36-3511120
----------------------------------------------      ----------------------------
        (State or other jurisdiction of                (I.R.S. Employer
        incorporation or organization)                Identification No.)

3383 N. State Road 7, Ft. Lauderdale, Florida               33319
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

                 Yes  ___X___                 No _________

Number of shares of Common Stock outstanding at June 9, 1999:  31,912,961

                           THE SPORTS AUTHORITY, INC.

                               INDEX TO FORM 10-Q

                                                                                                PAGE NUMBER
                                                                                                -----------
Part I. FINANCIAL INFORMATION

              Item 1.     Financial Statements

                          Consolidated Statements of Operations                                          3

                          Consolidated Balance Sheets                                                    4

                          Consolidated Statements of Cash Flows                                          5

                          Notes to Consolidated Financial Statements                                     6

              Item 2.     Management's Discussion and Analysis of Financial                              9
                          Condition and Results of Operations


Part II. OTHER INFORMATION

              Item 1.     Legal Proceedings                                                             17

              Item 6.     Exhibits and Reports on Form 8-K                                              17


SIGNATURES                                                                                              18

INDEX TO EXHIBITS                                                                                       19

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

                           THE SPORTS AUTHORITY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                                 13 Weeks Ended
                                                        ---------------------------------
                                                         April 25,          April 26,
                                                            1999               1998
                                                        -------------     ---------------
                                                                  (Unaudited)

Sales                                                   $   356,517       $   346,464
Licensee fees and rental income                                 462               746
                                                        -----------       -----------
                                                            356,979           347,210
                                                        -----------       -----------
Cost of merchandise sold, includes
    buying and occupancy costs                              264,959           257,188
Selling, general and administrative expenses                 95,217            91,978
Pre-opening expense                                             974             1,816
Goodwill amortization                                           491               491
                                                        -----------       -----------
                                                            361,641           351,473
                                                        -----------       -----------

Corporate restructuring                                        (700)                -
                                                        -----------       -----------

    Operating loss                                           (3,962)           (4,263)

Other (income) expense:

       Interest, net                                          3,532             2,675
       Gain on deconsolidation                               (5,001)                -
                                                        -----------       -----------
                                                             (1,469)            2,675
                                                        -----------       -----------

Loss before income taxes                                     (2,493)           (6,938)
Income tax benefit                                           (1,022)           (2,622)
Minority interest                                                 -              (570)
                                                        -----------       -----------
    Net loss                                            $    (1,471)      $    (3,746)
                                                        ===========       ===========

Earnings per common share - basic and diluted           $     (0.05)      $     (0.12)
                                                        ===========       ============

Weighted average common shares outstanding                   31,901            31,640
                                                        ===========       ===========

           See accompanying Notes to Consolidated Financial Statements

                           THE SPORTS AUTHORITY, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                     April 25,        January 24,
                                                                        1999              1999
                                                                    -------------     --------------
                                                                    (Unaudited)

ASSETS
Current assets:
    Cash and cash equivalents                                       $    20,459       $    22,946
    Merchandise inventories                                             393,509           367,951
    Accounts receivable and other current assets                         48,800            48,438
                                                                    -----------       -----------
       Total current assets                                             462,768           439,335

Net property owned                                                      313,738           341,371
Other assets and deferred charges                                        55,009            72,073
Goodwill - net of accumulated amortization of
    $18,076 and $17,585, respectively                                    48,329            48,820
                                                                    -----------       -----------

       Total Assets                                                 $   879,844       $   901,599
                                                                    ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable - trade                                        $   185,911       $   180,117
    Accrued payroll and other liabilities                                98,723           139,468
    Short-term debt                                                     104,828            75,623
    Taxes other than income taxes                                        14,983            13,582
                                                                    -----------       -----------
       Total current liabilities                                        404,445           408,790
Long-term debt                                                          150,115           173,248
Other long-term liabilities                                              52,149            50,804
                                                                    -----------       -----------
    Total liabilities                                                   606,709           632,842

Minority interest                                                             -            (4,155)

Stockholders' equity:

    Common stock, $.01 par value, 100,000 shares
      authorized, 31,968 and 31,951 shares issued, respectively             320               320
    Additional paid-in-capital                                          251,155           251,024
    Deferred compensation and receivables from officers                    (448)             (531)
    Retained earnings                                                    23,964            25,435
    Treasury stock, 55 and 56 shares at cost, respectively                 (513)             (527)
    Accumulated other comprehensive loss                                 (1,343)           (2,809)
                                                                    -----------       -----------
       Total stockholders' equity                                       273,135           272,912
                                                                    -----------       -----------

       Total Liabilities and Stockholders' Equity                   $   879,844       $   901,599
                                                                    ===========       ===========

           See accompanying Notes to Consolidated Financial Statements

                                              THE SPORTS AUTHORITY, INC.
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (In thousands)

                                                                              13 Weeks Ended
                                                                      --------------------------------
                                                                       April 25,          April 26,
                                                                          1999              1998
                                                                      -------------     --------------
                                                                                (Unaudited)

CASH PROVIDED BY (USED FOR):

OPERATIONS
    Net loss                                                          $    (1,471)      $    (3,746)
    Adjustment to reconcile net loss to operating cash flows:
       Depreciation and amortization                                       11,648            11,242
       Cumulative translation adjustment                                       97               392
       Minority interest                                                        -              (570)
       Gain on deconsolidation                                             (5,001)                -
       Increase in accounts receivable and other current assets            (3,513)           (1,165)
       Increase in inventories                                            (51,780)          (77,938)
       Increase in other assets and deferred charges                          (78)           (1,511)
       Purchase of property held for resale                                     -            (1,843)
       Increase in accounts payable - trade                                27,526            81,142
       Decrease in accrued payroll and other liabilities                  (25,482)          (13,887)
       Increase in accrued taxes other than income taxes                    1,682             5,085
       Increase in other long-term liabilities                              1,345             1,111
       Other - net                                                              -            (3,551)
                                                                      -----------       ------------

       Net cash used for operations                                       (45,027)           (5,239)
                                                                      -----------       ------------

INVESTING
       Capital expenditures - owned property                               (8,770)          (18,573)
       Deconsolidation of joint venture                                    (3,127)                -
       Other - net                                                            (13)               26
                                                                      -----------       -----------

           Net cash used for investing                                    (11,910)          (18,547)
                                                                      -----------       -----------

FINANCING
    Short-term borrowings                                                  54,558            35,805
    Long-term borrowings                                                        -             3,998
    Proceeds from sale of stock                                                83             1,194
    Proceeds from treasury stock                                               14                 -
    Payment of capital lease obligations                                     (205)              (92)
                                                                      -----------       -----------

       Net cash provided by financing                                      54,450            40,905
                                                                      -----------       -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       (2,487)           17,119
    Cash and cash equivalents at beginning of year                         22,946            20,359
                                                                      -----------       -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $    20,459       $    37,478
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

    In the opinion of The Sports Authority, Inc. management, all adjustments (consisting of normal, recurring accruals) necessary for a fair presentation of the results for the interim periods have been included.

NOTE 2:  JOINT VENTURE OWNERSHIP REDUCTION

    In March 1999 the Company and its joint venture partner, JUSCO Co., Ltd. ("JUSCO") entered into a comprehensive restructuring of the ownership and services agreements governing the Japanese joint venture Mega Sports Co., Ltd. ("Mega Sports"). Under the restructuring, JUSCO paid the Company $1.1 million for 32% of the shares of Mega Sports held by the Company, reducing the Company's ownership of the joint venture from 51% to 19%. In May 1999, JUSCO made an additional capital contribution to Mega Sports, not matched by the Company, which further reduced the Company's ownership to 8.4%. As a minority owner, the Company discontinued consolidation of the accounts of Mega Sports beginning in fiscal 1999, and recorded a gain on deconsolidation of approximately $5.0 million in the first quarter of 1999. The results of operations for the first quarter of 1998 include net losses of the joint venture of $1.2 million, of which the Company's share was $0.6 million.

    In conjunction with the ownership restructuring, the Company entered into a new license agreement which permits Mega Sports to use certain trademarks, technology and know-how of the Company in exchange for royalty fees of 1.0% of Mega Sports' gross sales in 1999, 1.1% in 2000 and 1.2% in 2001 through 2005. Mega Sports has the option of extending the agreement for three ten-year periods expiring in 2035. The results of operations in the first quarter of 1999 include royalty fees of approximately $0.4 million pursuant to this agreement.

                           THE SPORTS AUTHORITY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3:  RESTRUCTURING RESERVES

STORE CLOSINGS:

    In the third quarter of 1998, the Company approved a restructuring plan to close 18 underperforming stores (of which two will be relocated). The Company recorded pre-tax restructuring charges of $39.4 million related to estimated store exit costs, including lease obligations and related costs, fixed asset write-downs and disposal costs, employee severance payments and other exit costs. As a result of a change in the competitive environment in one market, the closing of one store has been postponed indefinitely. The Company completed fifteen store closings in the first quarter of 1999, and paid approximately $0.4 million in severance to approximately 500 employees. The Company expects to complete the two relocations in 2000.

    In the fourth quarter of 1997, the Company recorded restructuring charges related to the closing of three stores and two off-site receiving facilities. The store closings were due primarily to the expiration of leases in 1998 and openings of new stores in close proximity to the closing locations. Operations of the two receiving facilities were consolidated into the Company's regional distribution center ("RDC") in the fourth quarter of 1997. The three stores were closed in February 1998. Remaining reserves under the 1997 restructuring relate primarily to the remaining lease obligation for one store.

    The following table sets forth the activity in the restructuring reserves related to the 1998 and 1997 store closing plans.

                                                                     13 Weeks Ended April 25, 1999
                                                     ---------------------------------------------------------------
                                                       Reserve at                                      Reserve at
                                                      January 24,                         Asset         April 25,
(IN THOUSANDS)                                            1999          Payments        Disposals         1999
                                                     --------------- --------------- ---------------- --------------

Lease obligations and related costs                  $     32,419    $    (1,236)    $          -     $     31,183
Fixed assets                                                9,264               -          (7,458)           1,806
Employee severance                                            671           (439)               -              232
Other                                                         661           (217)               -              444
                                                     ------------    -----------     ------------     ------------

Total                                                $     43,015    $     (1,892)   $     (7,458)    $     33,665
                                                     ============    =============   =============    ============

CORPORATE RESTRUCTURING:

    Pursuant to a corporate restructuring in 1998, the Company recorded $3.9 million in employment contract obligations to several departing executives. In the first quarter of 1999, the Company paid $1.0 million against the reserve, including $0.5 million to settle the remaining obligation on one of the contracts. As a result of the settlement, the Company reduced the corporate restructuring reserve by $0.7 million.

                           THE SPORTS AUTHORITY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4:  EARNINGS PER SHARE

    The Company calculates earnings per share in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share" ("EPS"), which requires a dual presentation of basic and diluted EPS. Basic EPS equals net income divided by the number of weighted average common shares outstanding while diluted EPS includes potentially dilutive securities. The calculation of diluted EPS excludes 4,580,964 shares issuable under the Company's 5.25% Convertible Subordinated Notes, and the effect of stock options, which are antidilutive due to losses from continuing operations in both periods.

NOTE 5:  COMPREHENSIVE INCOME

    In 1998 the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income". Comprehensive income represents the change in equity arising from non-owner sources, including net income and other comprehensive income items such as foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. The Company's comprehensive income consists of net income and foreign currency translation adjustments. In the first quarter of 1999 the Company recognized $1.4 million in cumulative translation adjustments in conjunction with the deconsolidation of Mega Sports. The Company's comprehensive loss was $1.4 million and $3.4 million for the 13 weeks ended April 25, 1999 and April 26, 1998, respectively.

NOTE 6:  REPLACEMENT OF REVOLVING CREDIT FACILITY

    On April 13, 1999, the Company signed a three year, $200 million revolving credit agreement with BankBoston Retail Finance Inc. ("BankBoston Credit Facility") to replace the Company's existing $160 million Revolving Credit Facility, which was to mature on April 26, 1999. The BankBoston Credit Facility is secured by inventory and contains no financial covenants related to operating results. Borrowings under the new facility bear interest at the election of the Company at either the Base Rate or the Eurodollar Rate plus 1.75%, both as defined in the credit agreement. The agreement limits borrowings to a borrowing base determined largely with reference to eligible inventory balances.

Item 2.

                           THE SPORTS AUTHORITY, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

OVERVIEW

JOINT VENTURE OWNERSHIP REDUCTION
    In March 1999 the Company and JUSCO entered into a comprehensive restructuring of the ownership and services agreements governing Mega Sports. Under the restructuring, JUSCO paid the Company $1.1 million for 32% of the shares of Mega Sports held by the Company, reducing the Company's ownership of the joint venture from 51% to 19%. As a minority owner, the Company discontinued consolidation of the accounts of Mega Sports beginning in fiscal 1999, and recorded a $5.0 million gain on deconsolidation in the first quarter of 1999. The Company also entered into a new license agreement which permits Mega Sports to use certain trademarks, technology and know-how of the Company in exchange for royalty fees of 1.0% to 1.2% of Mega Sports' gross sales over the term of the agreement. The decision to reduce its ownership in Mega Sports was based on the Company's commitment to focus its resources on the profitability and growth of its core North American operations.

STORE CLOSINGS
    In 1998, the Company approved a restructuring plan to close 18 underperforming stores. The Company recorded pre-tax restructuring charges of $39.4 million related to estimated store exit costs, including lease obligations and related costs, fixed asset write-downs and disposal costs, employee severance payments and other exit costs. The Company completed fifteen store closings in the first quarter of 1999, and expects to relocate two sites in 2000. As a result of a change in the competitive environment in one market, the closing of one store has been postponed indefinitely.

    In 1997, the Company recorded restructuring charges related to the closing of three stores and two off-site receiving facilities. The store closings were due primarily to the expiration of leases in 1998 and openings of new stores in close proximity to the closing locations. Operations of the two receiving facilities were consolidated into the Company's RDC in the fourth quarter of 1997.

    The Company paid $1.9 million against the store closing reserves in the first quarter of 1999, primarily for lease and severance payments, and recorded $7.5 million in asset disposals. Remaining store closing reserves of $33.7 million consist principally of remaining lease obligations under long-term store leases. The Company is actively pursuing the sublease or assignment of the closed store sites.

                           THE SPORTS AUTHORITY, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - CONTINUED

RESULTS OF OPERATIONS

The following table sets forth the Company's income statement data as a percent of sales for the periods indicated.

                                                                 13 Weeks Ended
                                                         --------------------------------
                                                          April 25,          April 26,
                                                             1999              1998
                                                         -------------     --------------

Sales                                                         100.0%           100.0%
Cost of merchandise sold, includes
    buying and occupancy costs                                 74.3             74.2
                                                         ----------        ---------
Gross margin                                                   25.7             25.8
Licensee fees and rental income                                (0.1)            (0.2)
Selling, general and administrative expenses                   26.7             26.6
Pre-opening expense                                             0.3              0.5
Goodwill amortization                                           0.1              0.1
Corporate restructuring                                        (0.2)               -
                                                         ----------        ---------
    Operating loss                                             (1.1)            (1.2)
Interest, net                                                   1.0              0.8
Gain on deconsolidation                                        (1.4)               -
                                                         ----------        ---------
Loss before income taxes                                       (0.7)            (2.0)
Income tax benefit                                             (0.3)            (0.8)
Minority interest                                                 -             (0.1)
                                                         ----------        ---------
    Net loss                                                   (0.4)%           (1.1)%
                                                         ==========        =========

The following table sets forth the Company's store openings and closings for the periods indicated.

                                                                 13 Weeks Ended
                                                         --------------------------------
                                                          April 25,          April 26,
                                                             1999              1998
                                                         -------------     --------------

Beginning number of stores                                     226               199
Openings                                                         2                 5
Closings                                                       (15)               (3)
Deconsolidation of joint venture                               (13)                -
                                                         ---------         ---------
Ending number of stores                                        200               201
                                                         =========         =========

                           THE SPORTS AUTHORITY, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - CONTINUED

13 WEEKS ENDED APRIL 25, 1999 AND APRIL 26, 1998

     Sales for the 13 weeks ended April 25, 1999 were $356.5 million, a $10.0 million, or 2.9%, increase over sales of $346.5 million for the same period in the prior year. Sales in the prior period include $16.2 million from the Company's Japanese joint venture, Mega Sports. The Company discontinued consolidation of Mega Sports in 1999 due to a reduction of its ownership interest in the joint venture. Additionally, the Company closed 15 stores in the first quarter of 1999 pursuant to its announced restructuring plans. The prior period includes sales of $18.0 million from the closed stores, compared to $9.9 million in the first quarter of 1999, a decrease of $8.1 million

    Excluding the impact of the deconsolidation of Mega Sports and the store closings, sales increased $34.4 million, or 11.0%. Of this increase, $30.0 million, or 9.6%, was attributable to stores opening in 1998 and 1999, which had no comparable store sales in the prior year, and $4.4 million, or 1.4%, was attributable to an increase in comparable store sales from continuing store operations. The increase in comparable store sales resulted primarily from the sale of winter sports merchandise through Company-operated winter sports departments in 1999. Previously, winter sports merchandise was sold under a license agreement with a third party. Under the license agreement, which was terminated in August 1998, sales of winter sports merchandise were excluded from total sales of the Company. The comparable sales increase was partially offset by continued weakness in the key categories of footwear and golf, which have experienced negative sales trends since 1997 and 1998, respectively. The Company is aggressively pursuing initiatives to address these trends, including improved in-stock positions, new merchandising and marketing strategies, and clearance sales to address aged inventory.

    Licensee fees and rental income was $0.5 million, or 0.1% of sales, for the thirteen weeks ended April 25, 1999, as compared to $0.7 million, or 0.2% of sales, for the same period in the prior year. In 1999, licensee fees included $0.4 million in royalty fee income under a license agreement between the Company and Mega Sports. (See Note 2 of the Notes to the Consolidated Financial Statements). Prior to 1999, intercompany royalty fees were eliminated due to consolidation of the joint venture in the Company's results of operations. Licensee fees in 1998 were primarily earned under the license agreement covering the sale of winter sports merchandise, which was terminated in August 1998. Under the agreement, the Company received approximately 10% of licensee merchandise sales. The Company has a similar and ongoing license arrangement for the sale of diving merchandise in three stores. Sales of licensee merchandise are excluded from the Company's total sales.

    Cost of merchandise sold, including buying and occupancy, was $265.0 million, or 74.3% of sales, for the thirteen weeks ended April 25, 1999, as compared to $257.2 million, or 74.2% of sales, for the same period in the prior year. As a percent of sales, gross margin was 25.7% for the 1999 period compared to 25.8% for the comparable period in the prior year. Gross margin remained flat, which was achieved despite a promotional environment and having a difficult comparison with the prior year quarter in which above average favorable inventory shrink results were recorded. The strong margin

                           THE SPORTS AUTHORITY, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - CONTINUED

performance in the current period resulted from better initial purchase markons, markdown control as a result of better inventory position and more efficient logistics operations, offset by a slight decrease due to a shift in merchandise mix.

    Selling, general and administrative (SG&A) expenses for the 13 weeks ended April 25, 1999 were $95.2 million, or 26.7% of sales, as compared to $92.0 million, or 26.6% of sales, for the same period in the prior year. The 0.1% of sales increase resulted primarily from an increase in advertising costs as the Company pursued an aggressive marketing campaign to stimulate sales and compete in a promotional environment.

     Pre-opening expense for the 13 weeks ended April 25, 1999 was $1.0 million, or 0.3% of sales, as compared to $1.8 million, or 0.5% of sales, for the same period in the prior year. The $0.8 million decrease was due to the opening of two stores in the 1999 period versus five stores in the 1998 period. Pre-opening expenses consist principally of store payroll expense for associate training and store preparation prior to a store opening, as well as grand-opening advertising expenditures.

    Corporate restructuring was ($0.7) million, or (0.2%) of sales, for the 13 weeks ended April 25, 1999. During the third quarter of 1998, the Company recorded $3.9 million in employment contract obligations to several departing executives. In the first quarter of 1999, the Company negotiated the settlement of one contract and reduced the corporate restructuring reserve by $0.7 million.

    Interest, net for the 13 weeks ended April 25, 1999 was $3.5 million, or 1.0% of sales, as compared to $2.7 million, or 0.8% of sales, for the same period in the prior year. The increase of $0.8 million was primarily attributable to an increase in short-term borrowings.

    During the 13 weeks ended April 25, 1999, the Company recorded a gain on deconsolidation of its Japanese joint venture of $5.0 million, or 1.4% of sales. See Note 2 of the Notes to the Consolidated Financial Statements.

    Income tax benefit for the 13 weeks ended April 25, 1999 was $1.0 million at an effective tax rate of 41.0%, as compared to a benefit of $2.6 million at an effective tax rate of 37.8% for the same period in the prior year. The increase in the effective tax rate reflects the elimination of Mega Sport's valuation allowance due to deconsolidation of the joint venture.

    As a result of the foregoing factors, net income (loss) for the 13 weeks ended April 25, 1999 was ($1.5) million, or (0.4%) of sales, as compared to ($3.7) million, or (1.1%) of sales, for the same period in the prior year.

                           THE SPORTS AUTHORITY, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - CONTINUED

LIQUIDITY AND CAPITAL RESOURCES

    The Company's principal capital requirements are to fund working capital needs, to open new stores in connection with its expansion strategy and to refurbish older existing stores. For the 13 weeks ended April 25, 1999 these capital requirements were generally satisfied by short-term borrowings. Cash flows generated by operating, investing and financing activities as reported in the Consolidated Statements of Cash Flows for the 13 weeks ended April 25, 1999 and April 26, 1998 are summarized below. The net decrease in cash and cash equivalents was $2.5 million in the current period as compared with an increase of $17.1 million in the comparable period in the prior year.

    Net cash used for operations was $45.0 million for the 13 weeks ended April 25, 1999 as compared to net cash used for operations of $5.2 million during the same period in the prior year. Inventory net of accounts payable increased $24.3 million from the balance at January 24, 1999 due to a seasonal increase in inventory levels. Accrued payroll and other liabilities decreased $25.5 million, resulting from a reduction in seasonally high year-end accruals and the utilization of restructuring reserves as a result of 15 store closings in the first quarter of 1999. These uses of cash were offset by income of $4.2 million before gain on deconsolidation, depreciation and amortization, and income taxes.

    Net cash used for investing was $11.9 million for the 13 weeks ended April 25, 1999 as compared to $18.5 million for the same period in the prior year. Capital expenditures in the first 13 weeks of 1999 were $8.8 million, which included $3.9 million in hardware and software purchases, $2.3 million in expenditures associated with opening two new stores and $1.5 million in refurbishment of existing stores. The remaining $1.1 million was used for improvements at the RDC and corporate office. The decrease in cash and cash equivalents resulting from deconsolidation of Mega Sports was $4.2 million, partially offset by proceeds of $1.1 million from the ownership restructuring.

    Net cash provided by financing was $54.5 million for the 13 weeks ended April 25, 1999, as compared to $40.9 million for the same period in the prior year. The increase in 1999 was comprised principally of short-term borrowings under the BankBoston Credit Facility and the Revolving Credit Facility.

    The Company's working capital at April 25, 1999 was $58.3 million compared with $95.5 million at April 26, 1998, a decrease of $37.2 million. The decrease in working capital primarily resulted from an increase in short-term borrowings of $54.6 million to fund operations, partially offset by an increase in inventory net of accounts payable of $24.3 million.

                           THE SPORTS AUTHORITY, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - CONTINUED

    The Company has substantially cut back its expansion program and plans to open only three stores in 1999. Two of the planned openings were completed in the first quarter of 1999, and the Company expects to finance all three with operating leases. Due to the reduction in store openings, 1999 capital expenditures are projected to be significantly lower than in prior years. The Company has forecasted capital expenditures of $38.0 million, related primarily to refurbishing existing stores and upgrading information systems.

    On April 13, 1999, the Company entered into a $200 million revolving credit facility with BankBoston Retail Finance Inc. to replace the Company's existing $160 million Revolving Credit Facility, which was to mature on April 26, 1999. The new facility is secured by inventory and contains no financial covenants related to operating results. Borrowings bear interest, at the election of the Company, at the Base Rate or Eurodollar Rate plus 1.75%, both as defined in the agreement.

    The Company believes that anticipated cash flows from operations and borrowings under the BankBoston Credit Facility will be sufficient to satisfy its currently anticipated working capital and capital expenditure requirements through the next 12 months.

SEASONALITY AND INFLATION

    The Company's business is highly seasonal, with its highest sales and operating profitability occurring in the fourth quarter, which includes the holiday selling season. In fiscal 1998, 28.7% of the Company's sales occurred in the fourth quarter. In the future, changes in the number and timing of store openings and consumer buying habits, particularly in the holiday selling season, may change seasonality trends.

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

                           THE SPORTS AUTHORITY, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - CONTINUED

    The assessment of internal information systems is 100% complete. The assessment indicated areas of non-compliance primarily in the Company's inventory management system and certain retail applications. Remediation is 100% complete. Remediation efforts consist principally of software programming modifications and, to a lesser extent, hardware replacement. The Company utilized a team of outside consultants and programmers for programming modifications, and will continue to utilize outside consultants through testing and implementation. Testing is 85% complete, and is expected to be completed by the end of the second quarter of 1999. Implementation of programming modifications is 75% complete, and is expected to be completed by the end of the third quarter of 1999. Contingency planning is 80% complete, and will be completed by the fourth quarter of 1999.

    The Company has expensed as incurred approximately $0.4 million in Year 2000 compliance costs in the first quarter of 1999, and $2.5 million project-to-date. These costs relate primarily to outside consulting and programming fees, and exclude the cost of internal staff hours dedicated to the project. The Company expects to incur an additional $0.4 million in project costs through project completion. Total project costs are not anticipated to have a material adverse affect on the Company's operations.

    The Company has completed its assessment of non-information technology such as signage, time clocks, office equipment and alarm systems and has determined these systems to be materially compliant. Such determinations were made from written and verbal communication with vendors as well as internal review and testing.

    The Company has sent surveys to all key vendors and suppliers to determine Year 2000 compliance. The Company has received responses from 85% of vendors surveyed, of which 100% have indicated that they are or will be compliant by the end of 1999. The Company is continuing to evaluate the scope of contingency and disaster recovery plans to establish alternate sources of merchandise, supplies and services.

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

FORWARD LOOKING STATEMENTS

    Certain statements under the heading "Management's Discussion and Analysis" and elsewhere in this Form 10-Q constitute "forward looking statements" made in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. As such, they involve risks and uncertainties that could cause actual results to differ materially from those set forth in such forward

                           THE SPORTS AUTHORITY, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - CONTINUED

looking statements. The Company's forward looking statements are based on assumptions about, or include statements concerning, many important factors, including without limitation changes in discretionary consumer spending and consumer preferences, particularly as they relate to sporting goods, athletic footwear and apparel; seasonal patterns in consumer spending and, in particular, the level of consumer spending during the fourth quarter; the Company's ability to effectively implement its strategies, including its merchandising, distribution, marketing and store expansion and refurbishment strategies; competitive trends and consolidation within the sporting goods retailing industry; the growing impact of electronic commerce; and the effect of economic changes in other countries in which the Company does business. While the Company believes that its assumptions are reasonable, it cautions that it is impossible to predict the impact of certain factors which could cause actual results to differ materially from expected results.

                           THE SPORTS AUTHORITY, INC.


Part II.      OTHER INFORMATION

              Item 1.     Legal Proceedings

    The Company is one of thirty-four defendants, including firearms manufacturers and retailers, in CITY OF CHICAGO AND COUNTY OF COOK V. BERETTA U.S.A. CORP. ET AL, Circuit Court of Cook County, Illinois, which was served on the Company on November 23, 1998. The complaint is based on legal theories of public nuisance and negligent entrustment of firearms and alleges that the defendant retailers sell firearms in the portion of Cook County outside Chicago that are found illegally in Chicago. The complaint seeks damages allocated among the defendants exceeding $358.1 million to compensate the City of Chicago and Cook County for their alleged costs (of which the complaint enumerates a total of $153 million) resulting from the alleged public nuisance. The complaint also seeks punitive damages and injunctive relief imposing additional regulations on the methods the defendant retailers use to sell firearms in Cook County.

    The Company is one of thirty-six defendants, including firearms manufacturers and retailers, in ARCHER AND CITY OF DETROIT V. ARMS TECHNOLOGY, INC. ET AL and in MCNAMARA, WAYNE COUNTY ET AL V. ARMS TECHNOLOGY, INC. ET AL, each of which is filed in the Circuit Court for the County of Wayne, Michigan, and was served on the Company on May 18, 1999. These complaints allege that the defendants have knowingly and deliberately marketed and distributed firearms in a manner that injures the City of Detroit and Wayne County and their residents. The complaints seek compensatory and punitive damages (in the Wayne County complaint, compensatory damages exceeding $200 million and punitive damages exceeding $200 million).

    The Company anticipates that it will not be a principal target in these suits. Pursuant to a business decision made in late 1998, the Company announced in April 1999 that it would cease selling handguns in the United States, and the Company ceased selling handguns in the Chicago and Detroit areas by May 1999. In recent years, handguns have constituted less than 1% of the Company's total sales. In addition, the Company believes that it has complied with all applicable laws and regulations governing the sale of firearms, and believes that the allegations contained in these complaints are without merit, as applied to the Company. In the event that the Company is unable to settle these suits, it intends to defend itself vigorously.

              Item 6.     Exhibits and Reports on Form 8-K

                          (a)  Exhibits:

                               See Exhibit index on Page 19

                          (b) Reports on Form 8-K:

                                A Report on Form 8-K and Form 8-K/A with respect to a change in the Company's certifying accountants was filed on March 2, 1999.

                           THE SPORTS AUTHORITY, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            THE SPORTS AUTHORITY, INC.

Date: June 9, 1999                           By: /S/ ANTHONY F. CRUDELE
                                                 ------------------------------
                                                  Anthony F. Crudele
                                                  Senior Vice President and
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)

                                INDEX TO EXHIBITS

                                                                                                    SEQUENTIAL
EXHIBITS                                                                                            PAGE NUMBER
--------                                                                                            -----------

10.1 Amended and Restated 1994 Stock Option Plan, incorporated herein by reference to Exhibit A of the Company's Proxy Statement dated April 26,
        1999.

10.2 Performance Unit Plan, incorporated herein by reference to Exhibit B of the Company's Proxy Statement dated April 26, 1999.

27.1    Financial Data Schedule