Form 10-Q
period 1999-07-25
SPORTS AUTHORITY INC /DE/
filed 1999-09-08
CIK 929470

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended JULY 25, 1999

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

                 Yes      [X]                 No [ ]

Number of shares of Common Stock outstanding at September 8, 1999:  31,984,781

                                   THE SPORTS AUTHORITY, INC.

                                       INDEX TO FORM 10-Q

                                                                     PAGE NUMBER

Part I.       FINANCIAL INFORMATION

              Item 1.     Financial Statements

                          Consolidated Statements of Operations           3

                          Consolidated Balance Sheets                     4

                          Consolidated Statements of Cash Flows           5

                          Notes to Consolidated Financial Statements      6

              Item 2.     Management's Discussion and Analysis of
                          Financial Condition and Results of Operations  11

Part II.                  OTHER INFORMATION

              Item 1.     Legal Proceedings                              20

              Item 4.     Submission of Matters to a Vote of
                          Security Holders                               20

              Item 6.     Exhibits and Reports on Form 8-K               22


SIGNATURES                                                               23

INDEX TO EXHIBITS                                                        24

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

                           THE SPORTS AUTHORITY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                                 13 WEEKS ENDED                     26 WEEKS ENDED
                                                           -----------------------------      -----------------------------
                                                             JULY 25,          JULY 26,         JULY 25,          JULY 26,
                                                           -----------       -----------      -----------       -----------
                                                              1999              1998             1999              1998
                                                           -----------       -----------      -----------       -----------
                                                                    (UNAUDITED)                        (UNAUDITED)
Sales                                                      $   385,550       $   427,238      $   742,067       $   773,703
License fees and rental income                                     342                29              804               774
                                                           -----------       -----------      -----------       -----------
                                                               385,892           427,267          742,871           774,477
                                                           -----------       -----------      -----------       -----------
Cost of merchandise sold, includes
     buying and occupancy costs                                284,394           313,601          549,352           570,790
Selling, general and administrative expenses                    92,988           102,015          188,205           193,993
Pre-opening expense                                                232             2,464            1,206             4,280
Goodwill amortization                                              491               491              981               981
                                                           -----------       -----------      -----------       -----------
                                                               378,105           418,571          739,744           770,044
                                                           -----------       -----------      -----------       -----------

Corporate restructuring                                              -                 -             (700)                -
                                                           -----------       -----------      -----------       -----------

     Operating income                                            7,787             8,696            3,827             4,433

Other (income) expense:
     Interest, net                                               4,029             2,623            7,562             5,298
     Gain on deconsolidation                                         -                 -           (5,001)                -
                                                           -----------       -----------      -----------       -----------
                                                                 4,029             2,623            2,561             5,298
                                                           -----------       -----------      -----------       -----------

Income (loss) before income taxes                                3,758             6,073            1,266              (865)
Income tax expense                                               1,493             2,651              471                29
Minority interest                                                    -              (405)               -              (975)
                                                           -----------       -----------      -----------       -----------
     Net income                                            $     2,265       $     3,827      $       795       $        81
                                                           ===========       ===========      ===========       ===========

Earnings per common share-basic and diluted                $      0.07       $      0.12      $      0.02       $         -
                                                           ===========       ===========      ===========       ===========

Weighted average common shares outstanding:
     Basic                                                      31,949            31,781           31,925            31,711
                                                           ===========       ===========      ===========       ===========

     Diluted                                                    32,047            32,036           32,071            31,957
                                                           ===========       ===========      ===========       ===========



           See accompanying Notes to Consolidated Financial Statements

                           THE SPORTS AUTHORITY, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                 JULY 25,         JANUARY 24,
                                                                   1999              1999
                                                               -----------       ------------
                                                               (UNAUDITED)
ASSETS
Current assets:
    Cash and cash equivalents                                  $    18,590       $     22,946
    Merchandise inventories                                        392,760            367,951
    Accounts receivable and other current assets                    48,522             48,438
                                                               -----------       ------------
        Total current assets                                       459,872            439,335

Net property and equipment                                         309,576            341,371
Other assets and deferred charges                                   55,260             72,073
Goodwill - net of accumulated amortization of
    $18,566 and $17,585, respectively                               47,839             48,820
                                                               -----------       ------------

        Total Assets                                           $   872,547       $    901,599
                                                               ===========       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable - trade                                   $   162,865       $    180,117
    Accrued payroll and other liabilities                           96,331            139,468
    Short-term debt                                                121,265             75,623
    Taxes other than income taxes                                   15,908             13,582
                                                               -----------       ------------
        Total current liabilities                                  396,369            408,790
Long-term debt                                                     149,906            173,248
Other long-term liabilities                                         50,774             50,804
                                                               -----------       ------------
        Total liabilities                                          597,049            632,842

Minority interest                                                        -             (4,155)

Stockholders' equity:
    Common stock, $.01 par value, 100,000 shares
       authorized, 32,040 and 31,951 issued, respectively              320                320
    Additional paid-in-capital                                     251,501            251,024
    Deferred compensation and receivables from officers               (553)              (531)
    Retained earnings                                               26,230             25,435
    Treasury stock, 55 and 56 shares at cost, respectively            (513)              (527)
    Accumulated other comprehensive loss                            (1,487)            (2,809)
                                                               -----------       ------------
        Total stockholders' equity                                 275,498            272,912
                                                               -----------       ------------

        Total Liabilities and Stockholders' Equity             $   872,547       $    901,599
                                                               ===========       ============

           See accompanying Notes to Consolidated Financial Statements

                           THE SPORTS AUTHORITY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                                     26 WEEKS ENDED
                                                                                              ------------------------------
                                                                                               JULY 25,           JULY 26,
                                                                                                 1999               1998
                                                                                              -----------       ------------
                                                                                                      (UNAUDITED)
CASH PROVIDED BY (USED FOR):

OPERATIONS
    Net income                                                                                $       795       $         81
    Adjustments to reconcile net income to operating cash flows:
        Depreciation and amortization                                                              23,198             22,600
        Cumulative translation adjustment                                                             (48)               295
        Minority interest in net loss of joint venture                                                  -               (975)
        Loss on sale or disposal of property and equipment                                             62                  6
        Gain on deconsolidation of joint venture                                                   (5,001)                 -
        (Increase) decrease in accounts receivable and other current assets                        (2,813)             2,074
        Increase in inventories                                                                   (51,031)           (89,331)
        Decrease (increase) in other assets and deferred charges                                       24             (1,772)
        Purchase of property held for resale                                                            -             (2,854)
        Increase in accounts payable - trade                                                        4,480             50,624
        Decrease in accrued payroll and other liabilities                                         (28,012)            (8,221)
        Increase in accrued taxes other than income taxes                                           2,606              7,796
        Decrease in accrued income taxes                                                                -             (2,953)
        (Decrease) increase in other long-term liabilities                                            (31)             2,243
                                                                                              -----------       ------------

        Net cash used for operations                                                              (55,771)           (20,387)
                                                                                              -----------       ------------

INVESTING
    Capital expenditures                                                                          (15,085)           (35,019)
    Deconsolidation of joint venture                                                               (3,127)                 -
    Other - net                                                                                         4              6,396
                                                                                              -----------       ------------

        Net cash used for investing                                                               (18,208)           (28,623)
                                                                                              -----------       ------------

FINANCING
    Short-term borrowings                                                                          70,998             60,575
    Long-term borrowings                                                                                -              4,189
    Proceeds from sale of stock                                                                       196              1,836
    Proceeds from sale of treasury stock                                                               14                  -
    Debt issuance costs                                                                            (1,170)                 -
    Payment of capital lease obligations                                                             (415)              (309)
                                                                                              -----------       ------------

        Net cash provided by financing                                                             69,623             66,291
                                                                                              -----------       ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                               (4,356)            17,281
    Cash and cash equivalents at beginning of year                                                 22,946             20,359
                                                                                              -----------       ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                    $    18,590       $     37,640
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

    In the opinion of The Sports Authority, Inc. (the "Company") management, all adjustments (consisting of normal, recurring accruals) necessary for a fair presentation of the results for the interim periods have been included.

NOTE 2:  INVESTMENTS IN JOINT VENTURES

JAPANESE JOINT VENTURE:

    In March 1999, the Company sold 32% of its ownership interest in the Japanese joint venture Mega Sports Co., Ltd. ("Mega Sports") to its joint venture partner, JUSCO Co., Ltd. ("JUSCO"). The sale reduced the Company's ownership of the joint venture from 51% to 19%. In May 1999, JUSCO made an additional capital contribution to Mega Sports, not matched by the Company, which further reduced the Company's ownership to 8.4%. As a minority owner, the Company discontinued consolidation of the joint venture in 1999.

    The Company has a license agreement with Mega Sports which permits Mega Sports to use certain trademarks, technology and know-how of the Company in exchange for royalty fees of 1.0% of Mega Sports' gross sales in 1999, 1.1% in 2000 and 1.2% in 2001 through 2005. Mega Sports has the option of extending the agreement for three ten-year periods expiring in 2035. The results of operations in the second quarter of 1999 include royalty fees of approximately $0.3 million pursuant to this agreement. In 1998, intercompany royalty fees were eliminated due to consolidation of the joint venture in the Company's results of operations.

E-COMMERCE JOINT VENTURE:

    In May 1999, the Company and Global Sports Interactive, Inc. ("Global Sports") formed TheSportsAuthority.com ("TSA.com"), a joint venture which will operate the e-commerce business of the Company. The Company has an initial ownership in TSA.com of 19.9%, which will automatically increase, in increments, up to 49.9% if certain performance criteria are met by either TSA.com or the

                           THE SPORTS AUTHORITY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company. In addition, the Company has an option to purchase additional shares of TSA.com, up to 49.9%, in certain events.

NOTE 3:  RESTRUCTURING RESERVES

STORE CLOSINGS:

    In the third quarter of 1998, the Company recorded a pre-tax restructuring charge of $39.4 million related to the closing of 17 underperforming stores. The charge included reserves for remaining lease obligations and related costs, fixed asset write-downs and disposal costs, employee severance payments and other exit costs. The Company completed 15 store closings in the first quarter of 1999, and paid approximately $0.4 million in severance to approximately 500 employees. The Company expects to complete the relocation of the remaining two stores in 2000.

    In 1997, the Company recorded a $4.3 million restructuring charge related to the closing of three stores and two off-site receiving facilities. The store closings were due primarily to the expiration of leases in 1998 and openings of new stores in close proximity to the closing locations. Operations of the two receiving facilities were consolidated into the Company's regional distribution center ("RDC") in the fourth quarter of 1997. The three stores were closed in February 1998. Remaining reserves under the 1997 restructuring relate primarily to the remaining lease obligation for one store.

    The following table sets forth the activity in the restructuring reserves related to the 1998 and 1997 store closing plans.

                                                                      26 WEEKS ENDED JULY 25, 1999
                                                     ------------------------------------------------------------
                                                       RESERVE AT                         ASSET        RESERVE AT
                                                       JANUARY 24,                      DISPOSALS       JULY 25,
(IN THOUSANDS)                                            1999           PAYMENTS         (NET)           1999
                                                     ------------     ------------    -----------    ------------
Lease obligations and related costs                  $     32,419     $     (3,427)   $         -    $     28,992
Fixed assets                                                9,264                -         (7,280)          1,984
Employee severance                                            671             (487)             -             184
Other                                                         661             (647)             -              14
                                                     ------------     ------------    -----------    ------------

Total                                                $     43,015     $     (4,561)   $    (7,280)   $     31,174
                                                     ============     =============   =============  ============

                           THE SPORTS AUTHORITY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CORPORATE RESTRUCTURING:

    Pursuant to a corporate restructuring in the third quarter of 1998, the Company recorded $3.9 million in employment contract obligations to several departing executives. The Company paid $0.4 million against the reserve in the second quarter of 1999, leaving a remaining reserve of $0.4 million at July 25, 1999.

NOTE 4:  EARNINGS PER SHARE

     The Company calculates earnings per share in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share" ("EPS"), which requires a dual presentation of basic and diluted EPS. A reconciliation of the numerators and denominators of the basic and diluted EPS computations is illustrated below:

                                                                    13 WEEKS ENDED                   26 WEEKS ENDED
                                                           --------------------------------   -----------------------------
                                                              JULY 25,          JULY 26,         JULY 25,         JULY 26,
                                                                1999              1998             1999             1998
                                                           --------------    --------------   --------------    -----------
BASIC EPS COMPUTATION

Net income                                                 $        2,265    $        3,827   $          795    $        81
                                                           --------------    --------------   --------------    -----------

Weighted average common shares                                     31,949            31,781           31,925         31,711
                                                           --------------    --------------   --------------    -----------

Earnings per common share                                  $          .07    $          .12   $          .02    $         -
                                                           ==============    ==============   ==============    ===========

DILUTED EPS COMPUTATION

Net income                                                 $         2,265   $        3,827   $          795    $        81
Plus Income impact of assumed conversion:
     Interest on convertible subordinated notes (a)                      -                -                -              -
                                                           ---------------   --------------   --------------    -----------
Income available to common shareholders
     + assumed conversions                                 $         2,265   $        3,827   $          795    $        81
                                                           ---------------   --------------   --------------    -----------

Weighted average common shares                                      31,949           31,781           31,925         31,711
Effect of stock options                                                 98              255              146            246
Shares from subordinated notes
     assuming conversion (a)                                             -                -                -              -
                                                           ---------------   --------------   --------------    -----------
     Total Shares                                                   32,047           32,036           32,071         31,957
                                                           ---------------   --------------   --------------    -----------

Earnings per common share-assuming dilution                $          .07    $          .12   $          .02    $         -
                                                           ==============    ==============   ==============    ===========

------------
(a) The calculation of diluted EPS excludes interest expense and 4,580,964 potential shares related to the conversion rights granted to holders of the Company's 5.25% Convertible Subordinated Notes, which would have an antidilutive affect in all periods presented.

                           THE SPORTS AUTHORITY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5:  COMPREHENSIVE INCOME

    In 1998 the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income". Comprehensive income represents the change in equity arising from non-owner sources, including net income and other comprehensive income items such as foreign currency translation adjustments and minimum pension liability adjustments. In the first quarter of 1999 the Company recognized $1.4 million in cumulative translation adjustments in conjunction with the deconsolidation of Mega Sports. The Company's comprehensive income was $2.1 million and $0.7 million for the 13 and 26 weeks ended July 25, 1999, respectively, compared to $3.7 million and $0.4 million for the same periods in the prior year.

NOTE 6:  REPLACEMENT OF REVOLVING CREDIT FACILITY

    On April 13, 1999, the Company signed a three year, $200 million revolving credit agreement with BankBoston Retail Finance Inc. (the "BankBoston Credit Facility") to replace the Company's existing $160 million Revolving Credit Facility, which was to mature on April 26, 1999. The BankBoston Credit Facility is secured by inventory and contains no financial covenants related to operating results. Borrowings under the new facility bear interest at the election of the Company at either the Base Rate or the Eurodollar Rate plus 1.75%, both as defined in the credit agreement. The agreement limits borrowings to a borrowing base determined largely with reference to eligible inventory balances.

NOTE 7:  SUBSEQUENT EVENTS

PURCHASE OF CONVERTIBLE NOTES

    In August 1999, the Company purchased on the open market $23.5 million in principal amount of its 5.25% Convertible Subordinated Notes (the "Notes"), due in September 2001, for a total purchase price of $14.0 million excluding accrued interest. The Company issued a total of $149.5 million of Notes in September 1996. The Company's Board of Directors has authorized the purchase of additional Notes from time to time. The BankBoston Credit Facility permits the Company to spend up to $20 million in any calendar year to purchase its own securities.

                                   THE SPORTS AUTHORITY, INC.

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SALE-LEASEBACK TRANSACTION

    Early in the third quarter, the Company sold three of its owned store sites to SPI Holdings, LLC ("SPI Holdings") for an aggregate sales price of $19.0 million. Further, the Company has agreed to sell six additional properties for an aggregate sales price of $32.0 million, subject to the satisfaction of certain conditions. The Company will continue to operate The Sports Authority stores in these locations under long-term leases. The proceeds from the sale will be used to pay down existing debt.

Item 2.

                           THE SPORTS AUTHORITY, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

OVERVIEW

JAPANESE JOINT VENTURE OWNERSHIP REDUCTION
    In March 1999, the Company reduced its ownership interest in Mega Sports, its Japanese joint venture. As a minority owner, the Company discontinued consolidation of the accounts of Mega Sports beginning in fiscal 1999, and recorded a $5.0 million gain on deconsolidation in the first quarter of 1999. The decision to reduce its ownership in Mega Sports was based on the Company's commitment to focus its resources on the profitability and growth of its core North American operations. (See Note 2 of the Notes to Consolidated Financial Statements).

E-COMMERCE JOINT VENTURE
    In May 1999, the Company and Global Sports Interactive, Inc. formed TheSportsAuthority.com. This joint venture will operate the Company's e-commerce business, and is anticipated to launch a Web site by the fourth quarter of 1999. The site will offer online a wide selection of sporting goods, athletic footwear and apparel currently available in The Sports Authority stores. Global Sports will contribute the technological, organizational and working capital requirements of the joint venture, as well as dedicated marketing funds to promote online traffic. The Company will contribute its brand name and marketing reach. (See Note 2 of the Notes to Consolidated Financial Statements).

STORE CLOSINGS
    In the third quarter of 1998, the Company recorded a pre-tax restructuring charge of $39.4 million related to the closing of 17 underperforming stores. The charge included reserves for remaining lease obligations and related costs, fixed asset write-downs and disposal costs, employee severance payments and other store exit costs. The Company completed 15 store closings in the first quarter of 1999, and expects to complete the relocation of the remaining two sites in 2000.

    In 1997, the Company recorded a $4.3 million restructuring charge related to the closing of three stores and two off-site receiving facilities. The store closings were due primarily to the expiration of leases in 1998 and openings of new stores in close proximity to the closing locations. Operations of the two receiving facilities were consolidated into the Company's RDC in the fourth quarter of 1997.

     The Company paid $2.7 million in store exit costs in the second quarter of 1999, primarily related to lease obligations. The Company is actively pursuing the sublease or assignment of these leases, and consummated the assignment of one lease during the second quarter.

                           THE SPORTS AUTHORITY, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - CONTINUED

RESULTS OF OPERATIONS

The following table sets forth the Company's income statement data as a percent of sales for the periods indicated.

                                                                 13 WEEKS ENDED                     26 WEEKS ENDED
                                                           -----------------------------      ----------------------------
                                                            JULY 25,          JULY 26,         JULY 25,          JULY 26,
                                                              1999              1998             1999              1998
                                                           -----------       -----------      ----------        ----------
Sales                                                            100.0%            100.0%          100.0%            100.0%

Cost of merchandise sold, includes

     buying and occupancy costs                                   73.8              73.4            74.0              73.8
                                                           -----------       -----------      ----------        ----------
Gross margin                                                      26.2              26.6            26.0              26.2
License fees and rental income                                    (0.1)                -            (0.1)             (0.1)
Selling, general and administrative expenses                      24.1              23.9            25.4              25.1
Pre-opening expense                                                0.1               0.6             0.2               0.5
Goodwill amortization                                              0.1               0.1             0.1               0.1
Corporate restructuring                                              -                 -            (0.1)                -
                                                           -----------       -----------      ----------        ----------
     Operating income                                              2.0               2.0             0.5               0.6
Interest, net                                                      1.0               0.6             1.0               0.7
Gain on deconsolidation                                              -                 -            (0.7)                -
                                                           -----------       -----------      ----------        ----------
     Income (loss) before income taxes                             1.0               1.4             0.2              (0.1)
Income tax expense                                                 0.4               0.6             0.1                 -
Minority interest                                                    -              (0.1)              -              (0.1)
                                                           -----------       -----------      -----------       ----------
     Net income                                                    0.6%              0.9%            0.1 %               - %
                                                           ===========       ===========      ===========       ==========

The following table sets forth the Company's store openings and closings for the periods indicated.

                                                                 13 WEEKS ENDED                     26 WEEKS ENDED
                                                           -----------------------------      ----------------------------
                                                            JULY 25,          JULY 26,         JULY 25,          JULY 26,
                                                              1999              1998             1999              1998
                                                           -----------       -----------      ------------      ----------
Beginning number of stores                                         200               201              226              199
Openings                                                             -                 5                2               10
Closings                                                             -                 -              (15)              (3)
Deconsolidation of joint venture                                     -                 -              (13)               -
                                                           -----------       -----------      ------------      ----------
Ending number of stores                                            200               206              200              206
                                                           ===========       ===========      ===========       ==========


                           THE SPORTS AUTHORITY, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - CONTINUED

13 WEEKS ENDED JULY 25, 1999 AND JULY 26, 1998

    Sales for the 13 weeks ended July 25, 1999 were $385.5 million, a $41.7 million, or 9.8%, decrease from sales of $427.2 million for the same period in the prior year. Sales in the prior period include $18.8 million from Mega Sports, the Company's Japanese joint venture. The Company discontinued consolidation of Mega Sports in 1999 due to a reduction of its ownership interest in the joint venture. Additionally, the Company closed 15 stores in the first quarter of 1999 pursuant to its announced restructuring plans. The prior period includes sales of $21.2 million from the closed stores.

    Excluding the impact of the deconsolidation of Mega Sports and the store closings, sales decreased $1.7 million, or 0.4%. The decrease resulted from a decrease in comparable store sales from continuing operations of $31.2 million, or 8.1%, offset by an increase in sales of $29.5 million, or 7.7%, from stores opening in 1998 and 1999 which had no comparable sales in the prior period. The decrease in comparable store sales reflected continued weakness in the key categories of footwear and golf, which have trended negatively since 1997 and 1998, respectively. Additionally, sales of men's apparel were extremely soft during the current period. The Company is aggressively pursuing initiatives to address these trends, including revamping its pricing and buying strategies to deliver a merchandise assortment that is both price competitive and responsive to the latest buying trends. The Company is also focused on improved merchandising and marketing of its kids' categories, which performed well in the second quarter.

    License fees and rental income was $0.3 million, or 0.1% of sales, for the 13 weeks ended July 25, 1999, as compared to $29,000, or less than 0.1% of sales, for the same period in the prior year. In 1999, license fees included $0.3 million in royalty fee income under a license agreement between the Company and Mega Sports. (See Note 2 of the Notes to Consolidated Financial Statements). Prior to 1999, intercompany royalty fees were eliminated due to consolidation of Mega Sports in the Company's results of operations. Additionally, the Company has a license arrangement for the sale of diving merchandise in three stores. Sales of licensee merchandise are excluded from the Company's total sales.

    Cost of merchandise sold, including buying and occupancy, was $284.4 million, or 73.8% of sales, for the thirteen weeks ended July 25, 1999, as compared to $313.6 million, or 73.4% of sales, for the same period in the prior year. As a percent of sales, gross margin was 26.2% for the current quarter compared to 26.6% for the comparable period in the prior year. The 0.4% decrease in gross margin resulted primarily from the negative leveraging of occupancy costs. Occupancy costs, which are fixed in nature, increased as a percent of sales due to lower dales volumes in the second quarter of 1999, versus the same period in the prior year.

                           THE SPORTS AUTHORITY, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - CONTINUED

    Selling, general and administrative ("SG&A") expenses for the 13 weeks ended July 25, 1999 were $93.0 million, or 24.1% of sales, as compared to $102.0 million, or 23.9% of sales, for the same period in the prior year. The 0.2% of sales increase resulted primarily from an increase in advertising expenditures to generate store traffic.

    Pre-opening expense for the 13 weeks ended July 25, 1999 was $0.2 million, or 0.1% of sales, as compared to $2.5 million, or 0.6% of sales, for the same period in the prior year. The decrease in expense reflected the reduction in store openings, from five in the prior period to none in the current period. Expense in the current period related to one store, which opened in August 1999. Pre-opening expense consists principally of store payroll expense for associate training and store preparation prior to opening, as well as grand-opening advertising expenditures.

    Interest, net for the 13 weeks ended July 25, 1999 was $4.0 million, or 1.0% of sales, as compared to $2.6 million, or 0.6% of sales, for the same period in the prior year. The increase of $1.4 million was primarily attributable to an increase in short-term borrowings under the Company's revolving credit facilities.

    Income tax expense was $1.5 million, with an effective tax rate of 39.7%, for the 13 weeks ended July 25, 1999, as compared to $2.7 million, with an effective tax rate of 40.9% (excluding the minority interest), for the same period in the prior year. The decrease in the effective tax rate in the current period resulted from the increased impact of the Canadian subsidiary's pretax loss relative to consolidated pretax income, as well as the effect of deconsolidating the Japanese joint venture in 1999.

    As a result of the foregoing factors, net income for the 13 weeks ended July 25, 1999 was $2.3 million, or 0.6% of sales, as compared to $3.8 million, or 0.9% of sales, for the same period in the prior year.

26 WEEKS ENDED JULY 25, 1999 AND JULY 26, 1998

    Sales for the 26 weeks ended July 25, 1999 were $742.1 million, a $31.6 million, or 4.1%, decrease from sales of $773.7 million for the same period in the prior year. Excluding the impact of the deconsolidation of Mega Sports and the 15 store closing in the first quarter of 1999, sales increased $32.7 million, or 4.7%. Of the 4.7% increase, 8.5%, or $59.5 million, was due to the inclusion of sales for the stores opened in 1998 and 1999 which had no comparable store sales in the prior year, offset by a decline in comparable store sales from continuing operations of 3.8%, or $26.8 million. The comparable store sales decrease in the first half of 1999 was primarily the result of disappointing sales in footwear, men's apparel and golf.

                           THE SPORTS AUTHORITY, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - CONTINUED

    License fees and rental income was $0.8 million for the 26 weeks ended July 25, 1999 and July 26, 1998. In 1999, license fees consisted primarily of royalty fee income earned under the Company's license agreement with Mega Sports. In 1998, license fees were earned primarily under a license agreement covering the sale of winter sports merchandise in the Company's North American stores, which was terminated in August 1998.

    Cost of merchandise sold, including buying and occupancy costs, was $549.4 million, or 74.0% of sales, for the 26 weeks ended July 25, 1999, as compared to $570.8 million, or 73.8% of sales, for the same period in the prior year. The 0.2% of sales increase resulted primarily from the negative leveraging of occupancy costs as a result of the shortfall in sales in the current period.

    SG&A expenses for the 26 weeks ended July 25, 1999 were $188.2 million, or 25.4% of sales, as compared to $194.0 million, or 25.1% of sales, for the same period in the prior year. The 0.3% of sales increase resulted from an increase in advertising expenditures in the current period to promote traffic into the stores.

    Pre-opening expense for the 26 weeks ended July 25, 1999 was $1.2 million, or 0.2% of sales, as compared to $4.3 million, or 0.5% of sales, for the same period in the prior year. The decrease in pre-opening expense reflected the decrease in new store openings, from ten stores in the 1998 period to two stores in the current period. Pre-opening expense in the 1999 period also included costs related to one store, which opened in August 1999.

    Corporate restructuring was ($0.7) million, or (0.1%) of sales, for the 26 weeks ended July 25, 1999. During the third quarter of 1998, the Company recorded $3.9 million in employment contract obligations to several departing executives. In the first quarter of 1999, the Company negotiated the settlement of one contract and reduced the corporate restructuring reserve by $0.7 million.

    Interest, net for the 26 weeks ended July 25, 1999 was $7.6 million, or 1.0% of sales, as compared to $5.3 million, or 0.7% of sales, for the same period in the prior year. The increase of $2.3 million was primarily attributable to an increase in short-term borrowings under the Company's revolving credit facilities.

    In the first quarter of 1999, the Company recorded a gain on deconsolidation of its Japanese joint venture of $5.0 million, or 0.7% of sales. See Note 2 of the Notes to Consolidated Financial Statements.

                           THE SPORTS AUTHORITY, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - CONTINUED

    Income tax expense for the 26 weeks ended July 25, 1999 was $0.4 million, as compared to $29,000 in the same period of the prior year. The increase in income tax expense resulted from the increase in pretax income of $1.2 million, excluding minority interest, in the 1999 period as compared to the 1998 period.

    As a result of the foregoing factors, net income for the 26 weeks ended July 25, 1999 was $0.8 million, or 0.1% of sales, as compared to $81,000, or less than 0.1% of sales, for the same period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's principal capital requirements are to fund working capital, to refurbish older, existing stores, and to open new stores in connection with its expansion strategy. For the 26 weeks ended July 25, 1999 these capital requirements were generally satisfied by short-term borrowings under the Company's revolving credit facilities.

    Cash flows generated by operating, investing and financing activities as reported in the Consolidated Statements of Cash Flows for the 26 weeks ended July 25, 1999 and July 26, 1998 are summarized below. Net cash and cash equivalents decreased $4.4 million for the 26 weeks ended July 25, 1999, as compared to an increase of $17.3 million for the same period in the prior year.

    Net cash used for operations was $55.8 million for the 26 weeks ended July 25, 1999, as compared to $20.4 million for the same period in the prior year. Inventory net of accounts payable increased $46.6 million due to a seasonal increase in inventory levels and a decrease in the percentage of inventory financed by accounts payable. Accrued payroll and other liabilities decreased $28.0 million primarily due to payment of seasonally high year-end accruals and payment of $4.6 million in store exit costs. These uses of cash were partially offset by income of $19.4 million before gain on deconsolidation, depreciation and amortization and income taxes.

    Net cash used for investing was $18.2 million for the 26 weeks ended July 25, 1999, as compared to $28.6 million for the same period in the prior year. Capital expenditures in the first 26 weeks of 1999 totaled $15.1 million, and included $6.3 million for hardware and software upgrades, $3.3 million for refurbishment of existing stores, and $3.1 million for three store openings (one of which opened in August 1999). The remaining capital expenditures of $2.4 million were used for improvements at the RDC and corporate office. The deconsolidation of Mega Sports resulted in a decrease in cash and cash equivalents of $4.2 million, partially offset by proceeds of $1.1 million from the ownership restructuring.

                           THE SPORTS AUTHORITY, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - CONTINUED

    Net cash provided by financing for the 26 weeks ended July 25, 1999 was $69.6 million, as compared to $66.3 million for the same period in the prior year. The increase for the 1999 period was due mainly to short-term borrowings under the Company's revolving credit facilities, offset by $1.2 million in debt issuance costs related to the BankBoston Credit Facility.

    The Company's working capital at July 25, 1999 was $63.5 million, as compared to $101.6 million at July 26, 1998, a decrease of $38.1 million. The decrease resulted primarily from an increase in short-term borrowings under the Company's revolving credit facilities of $62.2 million year over year, offset by the favorable impact of deconsolidating Mega Sports, which had negative working capital at July 26, 1998 of $17.6 million.

    The Company has substantially cut back its expansion program and plans to open only three stores in 1999. Two of the planned openings were completed in the first quarter of 1999, and the third opened in August 1999. All three stores were financed with operating leases. Due to the reduction in store openings, 1999 capital expenditures are projected to be significantly lower than in prior years. The Company estimates full year capital expenditures will approximate $32.6 million, as compared to $84.6 million in 1998.

    Early in the third quarter, the Company sold three of its owned store sites to SPI Holdings, LLC ("SPI Holdings") for an aggregate sales price of $19.0 million. Further, the Company has agreed to sell six additional properties for an aggregate sales price of $32.0 million, subject to the satisfaction of certain conditions. The Company will continue to operate The Sports Authority stores in these locations under long-term leases. The proceeds from the sale will be used to pay down existing debt.

    In August 1999, the Company purchased on the open market $23.5 million in principal amount of its 5.25% Convertible Subordinated Notes (the "Notes"), due in September 2001, for a total purchase price of $14.0 million excluding accrued interest. The Company issued a total of $149.5 million of Notes in September 1996. The Company's Board of Directors has authorized the purchase of additional Notes from time to time. The BankBoston Credit Facility permits the Company to spend up to $20 million in any calendar year to purchase its own securities.

    The Company believes that anticipated cash flows from operations, borrowings under the BankBoston Credit Facility and proceeds from the sale-leaseback of owned store sites will be sufficient to fund working capital and finance capital expenditures through the next 12 months.

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

             The assessment of internal information systems is 100% complete. The assessment indicated areas of non-compliance primarily in the Company's inventory management system and certain retail applications. Remediation is 100% complete. Remediation efforts consist principally of software programming modifications and, to a lesser extent, hardware replacement. The Company utilized a team of outside consultants and programmers for programming modifications and testing. Testing is 100% complete. Implementation of programming modifications is 90% complete, and is expected to be completed by the end of the third quarter of 1999. Contingency planning is 85% complete, and will be completed by the fourth quarter of 1999.

    The Company expensed as incurred approximately $0.2 million in Year 2000 compliance costs in the second quarter of 1999, and $2.7 million to date. These costs relate primarily to outside consulting and programming fees, and exclude the cost of internal staff hours dedicated to the project. The Company expects to incur an additional $0.2 million in project costs through project completion. Total project costs are not anticipated to have a material adverse affect on the Company's results of operations.

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

    The Company has sent surveys to all key vendors and suppliers to determine Year 2000 compliance. The Company has received responses from 90% of vendors surveyed, of which 100% have indicated that they are or will be compliant by the end of 1999. The Company is continuing to evaluate the scope of contingency and disaster recovery plans to establish alternate sources of merchandise, supplies and services.

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

                           THE SPORTS AUTHORITY, INC.

Part II.      OTHER INFORMATION

              Item 1.  Legal Proceedings

         The Company is a co-defendant in two suits related to the sale of firearms, as disclosed in the Company's Form 10-Q for the quarterly period ended April 25, 1999.

              Item 4.     Submission of Matters to a Vote of Security Holders

         At the Annual Meeting of Stockholders held on May 27, 1999, the stockholders of the Company (i) elected one Class I Director and three Class II Directors, (ii) approved the Amended and Restated 1994 Stock Option Plan, (iii) approved the Performance Unit Plan, and (iv) ratified the appointment of Ernst & Young LLP as independent accountants for the Company for the fiscal year ending January 23, 1999. The results of these votes were as follows:

              (i)

                                                                                                BROKER
                                  DIRECTOR NOMINEES               FOR          WITHHELD        NON-VOTES
                                  -----------------               ---          --------        ---------
                                       CLASS I

                           Charles H. Moore                     28,068,731        583,205            0

                                       CLASS II
                           Nicholas A. Buoniconti               28,030,540        621,396            0
                           Cynthia R. Cohen                     28,038,800        613,136            0
                           Steve Dougherty                      28,034,837        617,099            0


              Other Directors whose term of office continued after the meeting are as follows:

              Class I        Julius W. Erving
                             Martin E. Hanaka

              Class III      A. David Brown
                             Carol Farmer
                             Jack F. Kemp

                           THE SPORTS AUTHORITY, INC.

                                                                                                                BROKER
                                                                  FOR           AGAINST        ABSTAIN         NON-VOTES
                                                                  ---           -------        -------         ---------
               (ii)     Amended and Restated 1994 Stock
                        Option Plan                             27,721,608        557,525         72,293          300,510
                                                                                                                BROKER
                                                                  FOR           AGAINST        ABSTAIN         NON-VOTES
                                                                  ---           -------        --------        ---------
               (iii)    Performance Unit Plan                   15,285,726        546,119         78,269        12,741,822

                                                                                                               BROKER
                                                                  FOR           AGAINST        ABSTAIN         NON-VOTES
                                                                  ---           -------        --------        ---------
               (iv)     Ratification of Accountants             27,490,327        128,485         50,244           982,880

                           THE SPORTS AUTHORITY, INC.

Part II.      OTHER INFORMATION

              Item 6.     Exhibits and Reports on Form 8-K

                          (a)  Exhibits:

                               See Index to Exhibits on Page 24

                          (b) Reports on Form 8-K:

                           A Form 8-K, which contained information under Item 5,
               was filed on July 14, 1999

                           THE SPORTS AUTHORITY, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        THE SPORTS AUTHORITY, INC.

Date:  September 8, 1999                By: /S/ ANTHONY F. CRUDELE
                                            --------------------------------
                                                Anthony F. Crudele
                                                Senior Vice President and
                                                Chief Financial Officer
                                                (Principal Financial Officer)

                                INDEX TO EXHIBITS

                                                                     SEQUENTIAL
EXHIBITS                                                             PAGE NUMBER
--------                                                             -----------
  10.1    Termination Agreement, dated July 14, 1999, between the
          Company and William Cappiello.

  10.2    Agreement for Purchase and Sale and Leaseback, dated
          May 14, 1999, between the Company and SPI Holdings, LLC

  10.3 Letter Agreement, dated June 14, 1999, between the Company and SPI Holdings, LLC, including form of Lease Agreement attached thereto.

  10.4    Second Amendment to Agreement for Purchase and Sale and
          Leaseback, dated May 14, 1999, dated as of July 29, 1999.

  10.5    Third Amendment to Agreement for Purchase and Sale and
          Leaseback, dated May 14, 1999, dated as of August 31, 1999.

  27.1    Financial Data Schedule