Form 10-Q
period 1999-10-24
SPORTS AUTHORITY INC /DE/
filed 1999-12-08
CIK 929470

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended OCTOBER 24, 1999

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

                 Yes [X]                 No [ ]

Number of shares of Common Stock outstanding at December 1, 1999: 32,022,191

                           THE SPORTS AUTHORITY, INC.

                               INDEX TO FORM 10-Q

                                                                                           PAGE NUMBER
Part I.       FINANCIAL INFORMATION

              Item 1.     Financial Statements

                          Consolidated Statements of Operations                                 3

                          Consolidated Balance Sheets                                           4

                          Consolidated Statements of Cash Flows                                 5

                          Notes to Consolidated Financial Statements                            6

              Item 2.     Management's Discussion and Analysis of Financial
                          Condition and Results of Operations                                   10

Part II.                  OTHER INFORMATION

              Item 1.     Legal Proceedings                                                     19

              Item 6.     Exhibits and Reports on Form 8-K                                      19


SIGNATURES                                                                                      20

INDEX TO EXHIBITS                                                                               21


Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

                           THE SPORTS AUTHORITY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                            13 WEEKS ENDED                      39 WEEKS ENDED
                                                     -----------------------------       -----------------------------
                                                     October 24,       October 25,       October 24,       October 25,
                                                         1999              1998              1999              1998
                                                     -----------       -----------       -----------       -----------
                                                              (Unaudited)                        (Unaudited)
Sales                                                $   327,255       $   366,973       $ 1,069,323       $ 1,140,675
License fees and rental income                               359                38             1,162               812
                                                     -----------       -----------       -----------       -----------
                                                         327,614           367,011         1,070,485         1,141,487
                                                     -----------       -----------       -----------       -----------
Cost of merchandise sold, including
     buying and occupancy costs                          244,026           299,296           793,378           870,080
Selling, general and administrative expenses              96,493           105,726           284,697           299,722
Pre-opening expense                                          348             3,578             1,555             7,859
Goodwill amortization                                        491               491             1,472             1,472
                                                     -----------       -----------       -----------       -----------
                                                         341,358           409,091         1,081,102         1,179,133
                                                     -----------       -----------       -----------       -----------

Store exit costs                                              --            39,446                --            39,446
Corporate restructuring                                       --             3,930              (700)            3,930
Impairment of long-lived assets                               --            13,457                --            13,457
                                                     -----------       -----------       -----------       -----------
                                                              --            56,833              (700)           56,833
                                                     -----------       -----------       -----------       -----------
Operating loss                                           (13,744)          (98,913)           (9,917)          (94,479)

Other (income) expense:
     Interest, net                                         3,798             2,801            11,360             8,099
     Gain on deconsolidation of joint venture                 --                --            (5,001)               --
                                                     -----------       -----------       -----------       -----------
                                                           3,798             2,801             6,359             8,099
                                                     -----------       -----------       -----------       -----------
Loss before income taxes and extraordinary gain          (17,542)         (101,714)          (16,276)         (102,578)
Income tax benefit                                        (6,794)          (35,703)           (6,323)          (35,673)
Minority interest                                             --            (1,123)               --            (2,098)
                                                     -----------       -----------       -----------       -----------
Loss before extraordinary gain                           (10,748)          (64,888)           (9,953)          (64,807)
Extraordinary gain, net of tax of $3,678                   5,517                --             5,517                --
                                                     -----------       -----------       -----------       -----------
     Net loss                                        $    (5,231)      $   (64,888)      $    (4,436)      $   (64,807)
                                                     ===========       ===========       ===========       ===========

Earnings (loss) per common share:
     Loss before extraordinary gain                  $     (0.33)      $     (2.04)      $     (0.31)      $     (2.04)
     Extraordinary gain                                     0.17                --              0.17                --
                                                     -----------       -----------       -----------       -----------
     Net loss                                        $     (0.16)      $     (2.04)      $     (0.14)      $     (2.04)
                                                     ===========       ===========       ===========       ===========

Weighted average common shares outstanding                31,993            31,813            31,948            31,745
                                                     ===========       ===========       ===========       ===========

           See accompanying Notes to Consolidated Financial Statements

                           THE SPORTS AUTHORITY, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except par value)

                                                               October 24,     January 24,
                                                                   1999           1999
                                                               -----------     -----------
                                                               (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                                   $  18,109       $  22,946
    Merchandise inventories                                       418,199         367,951
    Accounts receivable and other current assets                   43,040          48,438
                                                                ---------       ---------
        Total current assets                                      479,348         439,335

Net property and equipment                                        268,845         341,371
Other assets and deferred charges                                  53,585          72,073
Goodwill - net of accumulated amortization of
    $19,057 and $17,585, respectively                              47,348          48,820
                                                                ---------       ---------
        Total Assets                                            $ 849,126       $ 901,599
                                                                =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable - trade                                    $ 139,330       $ 180,117
    Accrued payroll and other liabilities                          97,811         139,468
    Short-term debt                                               145,539          75,623
    Taxes other than income taxes                                  15,928          13,582
                                                                ---------       ---------
        Total current liabilities                                 398,608         408,790
Long-term debt                                                    126,224         173,248
Other long-term liabilities                                        53,745          50,804
                                                                ---------       ---------
        Total liabilities                                         578,577         632,842

Minority interest                                                      --          (4,155)

Stockholders' equity:
    Common stock, $.01 par value, 100,000 shares
       authorized, 32,072 and 31,951 issued, respectively             321             320
    Additional paid-in-capital                                    251,587         251,024
    Deferred compensation and receivables from officers              (425)           (531)
    Retained earnings                                              20,999          25,435
    Treasury stock, 55 and 56 shares at cost, respectively           (521)           (527)
    Accumulated other comprehensive loss                           (1,412)         (2,809)
                                                                ---------       ---------
        Total stockholders' equity                                270,549         272,912
                                                                ---------       ---------
        Total Liabilities and Stockholders' Equity              $ 849,126       $ 901,599
                                                                =========       =========

           See accompanying Notes to Consolidated Financial Statements

                           THE SPORTS AUTHORITY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                       39 WEEKS ENDED
                                                                                ---------------------------
                                                                                October 24,     October 25,
                                                                                   1999             1998
                                                                                -----------     -----------
                                                                                        (Unaudited)
CASH PROVIDED BY (USED FOR):

OPERATIONS
    Net loss                                                                     $  (4,436)      $ (64,807)
    Adjustments to reconcile net loss to net cash used for operations:
        Depreciation and amortization                                               35,572          34,662
        Gain on deconsolidation of joint venture                                    (5,001)             --
        Gain on extinguishment of debt                                              (9,195)             --
        Cumulative translation adjustment                                               27          (1,492)
        Loss on sale or disposal of property and equipment                               2              16
        Minority interest in net loss of joint venture                                  --          (2,098)
        Impairment of long-lived assets                                                 --          13,457
        Store exit costs                                                                --          39,446
        Corporate restructuring                                                         --           3,930
        Decrease (increase) in accounts receivable and other current assets          9,774            (285)
        Increase in merchandise inventories                                        (76,470)        (65,986)
        Increase in deferred tax assets                                             (8,882)        (37,242)
        Decrease (increase) in other assets and deferred charges                     1,598          (6,511)
        (Decrease) increase in accounts payable - trade                            (19,056)         29,122
        Decrease in accrued payroll and other liabilities                          (26,357)         (3,316)
        Increase in other long-term liabilities                                      2,941           3,393
        Other - net                                                                  2,626           4,495
                                                                                 ---------       ---------
        Net cash used for operations                                               (96,857)        (53,216)
                                                                                 ---------       ---------

INVESTING
    Capital expenditures - owned property                                          (21,226)        (60,110)
    Proceeds from sale of property and equipment, net                               36,976               2
    Deconsolidation of joint venture                                                (3,127)             --
    Other - net                                                                         (4)          6,536
                                                                                 ---------       ---------
        Net cash provided by (used for) investing                                   12,619         (53,572)
                                                                                 ---------       ---------
FINANCING
    Short-term borrowings, net                                                      95,272          96,116
    (Payment of) proceeds from long-term borrowings                                (14,015)         12,950
    Proceeds from sale of stock                                                        196           1,959
    Proceeds from sale (purchase) of treasury stock                                      6             (33)
    Debt issuance costs                                                             (1,432)             --
    Payment of capital lease obligations                                              (626)           (543)
                                                                                 ---------       ---------
        Net cash provided by financing                                              79,401         110,449
                                                                                 ---------       ---------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                (4,837)          3,661
    Cash and cash equivalents at beginning of year                                  22,946          20,359
                                                                                 ---------       ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $  18,109       $  24,020
                                                                                 =========       =========

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

    In the opinion of The Sports Authority, Inc. (the "Company") management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for the interim periods have been included.

NOTE 2:  INVESTMENTS IN JOINT VENTURES

JAPANESE JOINT VENTURE:

    In March 1999, the Company sold 32% of its 51% ownership interest in the Japanese joint venture Mega Sports Co., Ltd. ("Mega Sports") to its joint venture partner, JUSCO Co., Ltd. ("JUSCO"). The sale reduced the Company's ownership in the joint venture to 19%. In May 1999, JUSCO made an additional capital contribution to Mega Sports, not matched by the Company, which further reduced the Company's ownership to 8.4%. As a minority owner, the Company discontinued consolidation of the joint venture in 1999.

    The Company has a license agreement with Mega Sports which permits Mega Sports to use certain trademarks, technology and know-how of the Company in exchange for royalty fees of 1.0% of Mega Sports' gross sales in 1999, 1.1% in 2000 and 1.2% in 2001 through 2005. Mega Sports has the option of extending the agreement for three ten-year periods expiring in 2035. The Company's results of operations include royalty fees pursuant to the agreement of approximately $0.3 million and $1.1 million for the 13 and 39 weeks ended October 24, 1999, respectively. In 1998, intercompany royalty fees were eliminated due to consolidation of the joint venture in the Company's results of operations.

E-COMMERCE JOINT VENTURE:

    In May 1999, the Company and Global Sports Interactive, Inc. ("Global Sports") formed TheSportsAuthority.com, Inc. ("TSA.com"), a joint venture which operates the e-commerce business of the Company. The Company has an initial ownership in TSA.com of 19.9%, which will automatically increase in increments up to 49.9% if certain performance criteria are met by either TSA.com or the Company. In addition, the Company has an option to purchase additional shares of TSA.com, up to 49.9%, in certain events.

                           THE SPORTS AUTHORITY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3:  RESTRUCTURING RESERVES

STORE CLOSINGS:

    In the third quarter of 1998, the Company recorded a pre-tax restructuring charge of $39.4 million related to the closing of 17 underperforming stores. The charge included reserves for remaining lease obligations and related costs, fixed asset write-downs and disposal costs, employee severance payments and other exit costs. The Company completed 15 store closings in the first quarter of 1999, and paid approximately $0.4 million in severance to approximately 500 employees. The remaining two stores were scheduled to be relocated in 2000. Based on current economic and competitive factors, as well as the negotiation of a rent concession in the third quarter of 1999, the Company has determined that it will not close one of the two remaining stores. Additionally, in October 1999, the Company opened two clearance stores in previously closed locations. The stores were opened on a test basis to evaluate the viability of the clearance store format. The operating results of the clearance stores are included in the Company's results of operations.

    In 1997, the Company recorded a $4.3 million restructuring charge related to the closing of three stores and two off-site receiving facilities. The store closings were due primarily to the expiration of leases and openings of new stores in close proximity to the closing locations. Operations of the two receiving facilities were consolidated into the Company's regional distribution center ("RDC") in the fourth quarter of 1997. The three stores were closed in February 1998. Remaining reserves under the 1997 restructuring relate to the remaining lease obligation for one store.

    During the third quarter of 1999, the Company reviewed the adequacy of its remaining reserves related to the 1997 and 1998 store closings based on historical activity, expected future payments and plan modifications. Based on this review, the Company reduced its reserves for severance pay and lease obligations, and accrued additional amounts for other store closing costs. Store closing costs in the aggregate were not affected. The following table sets forth the activity in the restructuring reserves related to the 1998 and 1997 store closing plans:

                                                                            39 Weeks Ended October 24, 1999
                                                     -------------------------------------------------------------------------------
                                                       Reserve at                                                      Reserve at
                                                       January 24,                          Asset         Reserve      October 24,
(IN THOUSANDS)                                            1999           Payments      Disposals (net)  Adjustments       1999
                                                     ---------------- --------------- ---------------- -------------- --------------
Lease obligations and related costs                  $     32,419     $     (5,637)   $          -     $      (585)   $     26,197
Fixed assets                                                9,264                -          (7,339)              -           1,925
Employee severance                                            671             (487)              -            (110)             74
Other                                                         661            (834)               -             695             522
                                                     ------------     ------------    ------------     -----------    ------------
Total                                                $     43,015     $     (6,958)   $     (7,339)    $          -   $     28,718
                                                     ============     =============   =============    ============   ============

                           THE SPORTS AUTHORITY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CORPORATE RESTRUCTURING:

    Pursuant to a corporate restructuring in the third quarter of 1998, the Company recorded $3.9 million in employment contract obligations to several departing executives. In the first quarter of 1999, the Company negotiated the settlement of one contract and reduced the corporate restructuring reserve by $0.7 million. As of October 24, 1999, the Company's payment under these contracts had substantially satisfied its remaining obligation.

NOTE 4:  EARNINGS PER SHARE

    The Company calculates earnings per share in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share" ("EPS"), which requires a dual presentation of basic and diluted EPS. Basic EPS equals net income divided by the number of weighted average common shares outstanding while diluted EPS includes potentially dilutive securities. Due to net losses in all periods presented, the calculation of diluted EPS excludes (1) the antidilutive effect of 4,580,964 shares issuable under the Company's 5.25% Convertible Subordinated Notes, and (2) the effect of stock options.

NOTE 5:  COMPREHENSIVE INCOME

    Comprehensive income represents the change in equity arising from non-owner sources, including net income and other comprehensive income items such as foreign currency translation adjustments and minimum pension liability adjustments. The Company's other comprehensive income consists solely of foreign currency translation adjustments. In the first quarter of 1999 the Company recognized $1.4 million in cumulative translation adjustments in conjunction with the deconsolidation of Mega Sports. For the 13 and 39 weeks ended October 24, 1999, the Company's comprehensive loss was $5.1 million and $4.4 million, respectively, compared to a comprehensive loss of $66.7 million and $66.3 million for the same periods in the prior year.

NOTE 6:  REPLACEMENT OF REVOLVING CREDIT FACILITY

    On April 13, 1999, the Company signed a three year, $200 million revolving credit agreement with BankBoston Retail Finance Inc. (the "BankBoston Credit Facility") to replace the Company's prior $160 million revolving credit facility. The BankBoston Credit Facility is secured by inventory and contains no financial covenants related to operating results. Borrowings under the new facility bear interest at the election of the Company at either the Base Rate or the Eurodollar Rate plus a margin ranging from 1.75% to 2.25%, both as defined in the credit agreement. The agreement limits borrowings to a borrowing base determined largely with reference to eligible inventory balances.

                           THE SPORTS AUTHORITY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7:  EXTRAORDINARY GAIN

    In the third quarter of 1999, the Company recorded an extraordinary gain of $5.5 million, net of tax, on the purchase of $23.5 million in principal amount of its 5.25% Convertible Subordinated Notes (the "Notes"), for $14.0 million, excluding accrued interest. In September 1996, the Company issued a total of $149.5 million of Notes, due in September 2001. The Company's Board of Directors has authorized the purchase of additional Notes from time to time.

NOTE 8:  SALE-LEASEBACK TRANSACTION

    In November 1999, the Company completed the sale of its eighth owned property pursuant to a sale-leaseback agreement with SPI Holdings, LLC ("SPI Holdings"). The Company entered into the agreement with SPI Holdings in the second quarter of 1999, and completed the sale of seven properties during the third quarter. The eight properties were sold for an aggregate sales price of $46.8 million. The Company anticipates no additional properties will be sold in 1999. Proceeds from the sale were used primarily to pay down existing debt. The Company will continue to operate The Sports Authority stores in these locations under long-term leases.

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

E-COMMERCE JOINT VENTURE
    In May 1999, the Company and Global Sports Interactive, Inc. formed TheSportsAuthority.com., Inc. The joint venture operates the Company's e-commerce business, which commenced with the launch of a Web site early in the fourth quarter of 1999. The site offers online a wide selection of sporting goods, athletic footwear and apparel currently available in The Sports Authority stores. Global Sports is contributing the technological, organizational and working capital requirements of the joint venture, as well as dedicated marketing funds to promote online traffic. The Company contributes its brand name and marketing reach. (See Note 2 of the Notes to Consolidated Financial Statements).

STORE CLOSINGS AND IMPAIRMENTS
    The Company recorded pre-tax restructuring charges of $39.4 million and $4.3 million in 1998 and 1997, respectively, related to the closing of underperforming stores and certain of its off-site receiving facilities. All locations encompassed in the 1997 plan were closed in early 1998, and 15 of the 17 stores targeted in the 1998 plan were closed in 1999. The remaining two stores were scheduled to be relocated in 2000. Based on current economic factors, including the negotiation of a rent concession in the third quarter of 1999, the Company has determined that it will not close one of the two remaining stores. Additionally, in October 1999 the Company opened two clearance stores, on a test basis, in previously closed locations. The Company paid $2.4 million and $7.0 million in store exit costs during the 13 and 39 weeks ended October 24, 1999, respectively, primarily under its long-term lease obligations. (See
Note 3 of the Notes to Consolidated Financial Statements).

     Per Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and based on continued underperformance of certain stores during the 1999 period, the Company is conducting a comprehensive review of the recoverability of its asset carrying values, including goodwill of $47.3 million. The Company expects to complete its 1999 impairment analysis in the fourth quarter. The Company recorded an impairment loss of $13.5 million in 1998 to write down the carrying amount of fixed assets and lease acquisition costs at six stores.

                           THE SPORTS AUTHORITY, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth the Company's income statement data as a percent of sales for the periods indicated.

                                                                  13 WEEKS ENDED                     39 WEEKS ENDED
                                                           -----------------------------      ----------------------------
                                                           October 24,       October 25,      October 24,       October 25,
                                                               1999              1998             1999              1998
                                                           -----------       -----------      ----------        ----------
Sales                                                            100.0%            100.0%          100.0%            100.0%

Cost of merchandise sold, including
     buying and occupancy costs                                   74.6              81.6            74.2              76.3
                                                           -----------       -----------      ----------        ----------
Gross margin                                                      25.4              18.4            25.8              23.7
License fees and rental income                                     0.1                 -             0.1               0.1
Selling, general and administrative expenses                      29.5              28.8            26.6              26.3
Pre-opening expense                                                0.1               1.0             0.2               0.7
Goodwill amortization                                              0.1               0.1             0.1               0.1
Store exit costs                                                     -              10.7              -                3.5
Corporate restructuring                                              -               1.1            (0.1)              0.3
Impairment of long-lived assets                                      -               3.7                -              1.2
                                                           -----------       -----------      ----------        ----------
Operating loss                                                    (4.2)            (27.0)           (0.9)             (8.3)
Interest, net                                                      1.2               0.7             1.1               0.7
Gain on deconsolidation                                              -                 -            (0.5)                -
                                                           -----------       -----------      ----------        ----------
Loss before income taxes and extraordinary gain                   (5.4)            (27.7)           (1.5)             (9.0)
Income tax benefit                                                (2.1)             (9.7)           (0.6)             (3.1)
Minority interest                                                    -              (0.3)               -             (0.2)
                                                           -----------       ------------     -----------       ----------
Loss before extraordinary gain                                    (3.3)            (17.7)           (0.9)             (5.7)
Extraordinary gain, net of tax                                     1.7                 -             0.5                 -
                                                           -----------       -----------      ----------        ----------
Net loss                                                          (1.6)%           (17.7)%          (0.4)%            (5.7)%
                                                           ===========       ===========      ==========        ==========

The following table sets forth the Company's store openings and closings for the periods indicated.

                                                                   13 WEEKS ENDED                    39 WEEKS ENDED
                                                           -----------------------------      -----------------------------
                                                           October 24,       October 25,      October 24,       October 25,
                                                              1999              1998             1999              1998
                                                           -----------       -----------      -----------       -----------
Beginning number of stores                                         200               206              226               199
Openings                                                             1                10                3                20
Closings                                                             -                 -              (15)               (3)
Deconsolidation of joint venture                                     -                 -              (13)                -
                                                           -----------       -----------      -----------       -----------
Ending number of stores - full-line                                201               216              201               216
Clearance stores                                                     2                 -                2                 -
                                                           -----------       -----------      -----------       -----------
Total stores                                                       203               216              203               216
                                                           ===========       ===========      ===========       ===========

                           THE SPORTS AUTHORITY, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - CONTINUED

13 WEEKS ENDED OCTOBER 24, 1999 AND OCTOBER 25, 1998

    Sales for the 13 weeks ended October 24, 1999 were $327.3 million, a $39.7 million, or 10.8%, decrease from sales of $367.0 million for the same period in the prior year. Sales in the prior period include $18.0 million from Mega Sports, the Company's Japanese joint venture. The Company discontinued consolidation of Mega Sports in 1999 due to a reduction of its ownership interest in the joint venture. Additionally, the Company closed 15 stores in the first quarter of 1999 pursuant to its previously announced restructuring plans. The prior period includes sales of $16.8 million from the closed stores.

    Excluding the impact of the deconsolidation of Mega Sports and the store closings, sales decreased $5.1 million, or 1.5%. The decrease resulted from a decrease in comparable store sales from continuing operations of $22.3 million, or 6.7%, offset by an increase in sales of $17.2 million, or 5.2%, from stores opening in 1998 and 1999 which had no comparable sales in the prior period. The decrease in comparable store sales reflected continued weakness in the key categories of footwear, golf and men's apparel, which have trended negatively for several consecutive quarters. Additionally, sales in the hunting category have declined as a result of the Company's decision to exit the handgun business and reduce its rifle and other hunting assortment. The Company is aggressively pursuing initiatives to address these trends, including revamping its pricing and buying strategies and assessing the effectiveness of its incentive selling and advertising programs.

        License fees and rental income was $0.4 million, or 0.1% of sales, for the 13 weeks ended October 24, 1999, as compared to $38,000, or less than 0.1% of sales, for the same period in the prior year. In 1999, license fees included $0.3 million in royalty fee income under a license agreement between the Company and Mega Sports. (See Note 2 of the Notes to Consolidated Financial Statements). Prior to 1999, intercompany royalty fees were eliminated due to consolidation of Mega Sports in the Company's results of operations. Additionally, the Company has a license arrangement for the sale of diving merchandise in three stores. Sales of licensee merchandise are excluded from the Company's total sales.

    Cost of merchandise sold, including buying and occupancy costs, for the 13 weeks ended October 24, 1999 was $244.0 million, or 74.6% of sales, as compared to $299.3 million, or 81.6% of sales, for the same period in the prior year. As a percent of sales, gross margin was 25.4% for 1999, as compared to 18.4% for the comparable period in the prior year. Of the 7.0% increase in gross margin, 6.6% resulted from a $24.1 million non-comparable inventory writedown in the 1998 period related to aged inventory and anticipated markdowns at closing stores. The comparable increase of 0.4% resulted from improved purchase markons.

                           THE SPORTS AUTHORITY, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - CONTINUED

    Selling, general and administrative (SG&A) expenses for the 13 weeks ended October 24, 1999 were $96.5 million, or 29.5% of sales, as compared to $105.7 million, or 28.8% of sales, for the same period in the prior year. The 0.7% of sales increase in SG&A expenses is attributable to the lack of sales productivity in the 1999 period, as well as an increase in advertising costs related to aggressive back-to-school electronic media advertising.

    Pre-opening expense for the 13 weeks ended October 24, 1999 was $0.3 million, or 0.1% of sales, as compared to $3.6 million, or 1.0% of sales, for the same period in the prior year. The decrease in expense reflects the reductions in store openings, from ten stores in the 1998 period to one full-line format store in the 1999 period. During the 1999 period, the Company also opened two clearance stores, on a test basis, in previously closed locations. No pre-opening expense was incurred on these openings. Pre-opening expenses consist principally of store payroll expense for associate training and store preparation prior to a store opening, as well as grand-opening advertising expenditures.

    Interest, net for the 13 weeks ended October 24, 1999 was $3.8 million, or 1.2% of sales, as compared to $2.8 million, or 0.7% of sales, for the same period in the prior year. The increase of $1.0 million was primarily attributable to an increase in short-term borrowings under the Company's revolving credit facility.

    Income tax benefit for the 13 weeks ended October 24, 1999 was $6.8 million at an effective tax rate of 38.7%, as compared to $35.7 million at an effective tax rate of 35.1% for the same period of 1998. The current period rate is a close approximation of the Company's statutory income tax rate. The lower effective tax rate in the prior period resulted from the impact of a non-comparable tax charge to establish a valuation allowance on the deferred tax assets of the Company's Canadian subsidiary.

        In the third quarter of 1999, the Company recorded an extraordinary gain of $5.5 million, net of tax, on the early extinguishment of $23.5 million in principal amount of its 5.25% Convertible Subordinated Notes (the "Notes"), due in September 2001. The Company purchased the Notes on the open market for $14.0 million, excluding accrued interest.

    As a result of the foregoing factors, net loss for the 13 weeks ended October 24, 1999 was $5.2 million, or (1.6)% of sales, as compared to $64.9 million, or (17.7%) of sales, for the same period in the prior year.

                           THE SPORTS AUTHORITY, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - CONTINUED

39 WEEKS ENDED OCTOBER 24, 1999 AND OCTOBER 25, 1998

    Sales for the 39 weeks ended October 24, 1999 were $1,069.3 million, a $71.4 million, or 6.3%, decrease from sales of $1,140.7 million for the same period in the prior year. Excluding the impact of the deconsolidation of Mega Sports and the 15 store closings in the first quarter of 1999, sales increased $27.6 million, or 2.7%. Of the 2.7% increase, 7.5%, or $76.7 million, was due to the inclusion of sales for the stores opened in 1998 and 1999 which had no comparable store sales in the prior year, offset by a decline in comparable store sales from continuing operations of 4.8%, or $49.1 million. The comparable store sales decrease in the 1999 period was primarily the result of disappointing sales in footwear, men's apparel and golf.

    License fees and rental income was $1.2 million for the 39 weeks ended October 24, 1999, as compared to $0.8 million for the same period of the prior year. In 1999, license fees consisted primarily of royalty fee income earned under the Company's license agreement with Mega Sports. In 1998, license fees were largely earned under a license agreement covering the sale of winter sports merchandise in the Company's North American stores, which was terminated in August 1998.

    Cost of merchandise sold, including buying and occupancy costs, was $793.4 million, or 74.2% of sales, for the 39 weeks ended October 24, 1999, as compared to $870.1 million, or 76.3% of sales, for the same period in the prior year. As a percent of sales, gross margin was 25.8% for 1999, as compared to 23.7% in 1998. The 2.1% of sales increase in gross margin was primarily the result of a $24.1 million non-comparable charge in the 1998 period for markdowns related to aged inventory and store closings.

    SG&A expenses for the 39 weeks ended October 24, 1999 were $284.7 million, or 26.6% of sales, as compared to $299.7 million, or 26.3% of sales, for the same period in the prior year. The 0.3% of sales increase in SG&A expenses was mainly attributable to increased advertising expenditures to drive traffic into the stores.

    Pre-opening expense for the 39 weeks ended October 24, 1999 was $1.6 million, or 0.2% of sales, as compared to $7.9 million, or 0.7% of sales, for the same period in the prior year. The decrease in pre-opening expense reflects the decrease in store openings, from 20 stores in the 1998 period to three full-line stores in the 1999 period.

    Corporate restructuring was ($0.7) million, or (0.1)% of sales, for the 39 weeks ended October 24, 1999. During the third quarter of 1998, the Company recorded $3.9 million in employment contract obligations to several departing executives. In the first quarter of 1999, the Company negotiated the settlement of one contract and reduced the corporate restructuring reserve by $0.7 million.

                           THE SPORTS AUTHORITY, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - CONTINUED

    Interest, net for the 39 weeks ended October 24, 1999 was $11.4 million, or 1.1% of sales, as compared to $8.1 million, or 0.7% of sales, for the same period in the prior year. The increase of $3.3 million was primarily attributable to an increase in short-term borrowings under the Company's revolving credit facilities.

    In the first quarter of 1999, the Company recorded a gain on deconsolidation of its Japanese joint venture of $5.0 million, or 0.5% of sales. See Note 2 of the Notes to Consolidated Financial Statements.

    Income tax benefit for the 39 weeks ended October 24, 1999 was $6.3 million at an effective tax rate of 38.8%, as compared to $35.7 million at an effective tax rate of 34.8% for the same period in the prior year. The increase in the effective tax rate reflects the impact of a $4.2 million non-comparable charge in the 1998 period, primarily to establish a valuation allowance on the deferred tax assets of the Company's Canadian subsidiary.

        In the third quarter of 1999, the Company recorded an extraordinary gain of $5.5 million, net of tax, on the early extinguishment of $23.5 million in principal amount of its 5.25% Convertible Subordinated Notes (the "Notes"), due in September 2001. The Company purchased the Notes on the open market for $14.0 million, excluding accrued interest.

    As a result of the foregoing factors, net loss for the 39 weeks ended October 24, 1999 was $4.4 million, or (0.4)% of sales, as compared to $64.8 million, or (5.7)% of sales, for the same period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's principal capital requirements are to fund working capital needs and for capital expenditures on hardware and software upgrades, store refurbishments and new store openings. For the 39 weeks ended October 24, 1999, these capital requirements have generally been satisfied by short-term borrowings.

    Cash flows related to operating, investing and financing activities as reported in the Consolidated Statements of Cash Flows for the 39 weeks ended October 24, 1999 are summarized below. The net decrease in cash and cash equivalents for the 39 weeks ended October 24, 1999 was $4.8 million, as compared to an increase of $3.7 million for the same period in the prior year.

    Net cash used for operations was $96.9 million for the 39 weeks ended October 24, 1999 as compared to $53.2 million for the same period in the prior year. Inventory net of accounts payable increased $95.5 million as compared to $36.9 million for the same period in the prior year. The current

                           THE SPORTS AUTHORITY, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - CONTINUED

period increase resulted primarily from an increase in inventory combined with a decrease in accounts payable financing. The inventory increase resulted, in part, from the purchase of merchandise for the holiday selling season earlier in 1999 as compared to 1998. Additionally, accrued payroll and other liabilities decreased $26.4 million in the 1999 period, as compared to $3.3 million in the 1998 period. The decrease reflects the overall decline in payables as a result of limited expansion in 1999, a reduction in bonus reserves and payment of $4.8 million in short-term store exit costs. These uses of cash were partially offset by income before depreciation and amortization, income taxes, gain from deconsolidation of Mega Sports and the extraordinary gain on extinguishment of debt, of $14.3 million.

    Net cash provided by investing was $12.6 million for the 39 weeks ended October 24, 1999, as compared to net cash used for investing of $53.6 million for the same period in the prior year. The increase in cash provided by financing resulted from the sale-leaseback of seven owned properties during the third quarter of 1999 for an aggregate selling price of $38.4 million. An eighth location was sold early in the fourth quarter for an additional $8.4 million. Proceeds from the sale-leaseback were partially offset by capital expenditures of approximately $21.2 million, which included $7.9 million for hardware and software upgrades, $5.9 million for refurbishment of existing stores, $5.1 million for new store openings and $2.3 million for improvements at the RDC and corporate office.

    Net cash provided by financing was $79.4 million for the 39 weeks ended October 24, 1999, as compared to $110.4 million for the same period in the prior year. The decrease in the 1999 period resulted from payment of $14.0 million for the purchase of $23.5 million principal amount of the Company's 5.25% Convertible Subordinated Notes (the "Notes"), which mature in September 2001. Incremental short-term borrowings under the revolving credit facilities was comparable year over year, increasing approximately $95.3 million in the 1999 period as compared to $96.1 million in the 1998 period.

    The Company's working capital at October 24, 1999 was $80.7 million, as compared to $25.5 million at October 25, 1998, an increase of $55.2 million. The increase in working capital resulted primarily from higher inventories combined with lower vendor and expense payables. Additionally, working capital in the 1998 period was adversely impacted by the $24.1 million inventory writedown in the third quarter of 1998 and the impact from consolidation of Mega Sports, which had negative working capital at October 25, 1998 of $24.4 million.

    The Company has substantially curtailed its expansion program, opening just three full-line format stores in 1999. All three stores were financed with operating leases. Due to the reduction in store openings, 1999 capital expenditures are projected to be significantly lower than in prior years. The Company estimates full year capital expenditures will approximate $32.6 million, as compared to $84.6 million in 1998. Additionally, the Company plans a similar limited expansion for the year 2000. The Company plans to open three to six new stores in 2000, while focusing most of its capital expenditures on computer system enhancements and potential refurbishment of 10% to 15% of its existing store base.

                           THE SPORTS AUTHORITY, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - CONTINUED

    The Company believes that anticipated cash flows from operations, combined with borrowings under its credit facility, will be sufficient to fund working capital and finance capital expenditures through the next 12 months.

SEASONALITY AND INFLATION

    The Company's business is seasonal, with its highest sales and operating profitability occurring in the fourth quarter, which includes the holiday selling season. In fiscal 1998, 28.7% of the Company's sales occurred in the fourth quarter. In the future, changes in the number and timing of store openings and consumer buying habits, particularly in the holiday selling season, may change seasonality trends.

    Management does not believe inflation had a material effect on the financial statements for the periods presented.

YEAR 2000

    Many information and business systems utilize programming code in which calendar years are abbreviated as two digits. The Year 2000 issue relates to the potential for systems to incorrectly interpret this two digit convention, causing system failure or unreliability.

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

    The assessment of internal information systems is 100% complete. The assessment indicated areas of non-compliance primarily in the Company's inventory management system and certain retail applications. Remediation is 100% complete. Remediation efforts consist principally of software programming modifications and, to a lesser extent, hardware replacement. The Company utilized a team of outside consultants and programmers for programming modifications and testing, both of which are 100% complete. Contingency planning is 95% complete, and should be completed during the fourth quarter of 1999.

    The Company has expensed as incurred approximately $2.7 million on its Year 2000 compliance project, and expects no material costs in the future. Costs incurred relate primarily to outside consulting and programming fees, and exclude the cost of internal staff hours dedicated to the project. Total project costs are not anticipated to have a material adverse affect on the Company's results of operations.

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

    The Company has sent surveys to all key vendors and suppliers to determine Year 2000 compliance. Substantially all vendors surveyed have indicated that they are or will be compliant by the end of 1999. The Company is continuing to evaluate the scope of contingency and disaster recovery plans to establish alternate sources of merchandise, supplies and services.

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

FORWARD LOOKING STATEMENTS

    Certain statements under the heading "Management's Discussion and Analysis" and elsewhere in this Form 10-Q constitute "forward looking statements" made in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. As such, they involve risks and uncertainties that could cause actual results to differ materially from those set forth in such forward looking statements. The Company's forward looking statements are based on assumptions about, or include statements concerning, many important factors, including without limitation changes in discretionary consumer spending and consumer preferences, particularly as they relate to sporting goods, athletic footwear and apparel; seasonal patterns in consumer spending and, in particular, the level of consumer spending during the fourth quarter; the Company's ability to effectively implement its strategies, including its merchandising, distribution, marketing and store expansion and refurbishment strategies; competitive trends and consolidation within the sporting goods retailing industry; the growing impact of electronic commerce; Year 2000 compliance by the Company and its significant vendors; and the effect of economic changes in other countries in which the Company does business. While the Company believes that its assumptions are reasonable, it cautions that it is impossible to predict the impact of certain factors which could cause actual results to differ materially from expected results.

                           THE SPORTS AUTHORITY, INC.

Part II.      OTHER INFORMATION

Item 1.  Legal Proceedings

         On September 24, 1999 and September 29, 1999, the plaintiffs in MCNAMARA, WAYNE COUNTY ET AL V. ARMS TECHNOLOGY, INC. ET AL and ARCHER AND CITY OF DETROIT V. ARMS TECHNOLOGY, INC. ET AL, respectively, dismissed their complaints, without prejudice, against the Company.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits:

                  See Exhibit Index on page 21.

         (b)      Reports on Form 8-K:

                  A Form 8-K containing information under Item 5 was filed on November 12, 1999 announcing the appointment of Chief Executive Officer, Martin
E. Hanaka, as Chairman of the Board.

                           THE SPORTS AUTHORITY, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              THE SPORTS AUTHORITY, INC.

Date:  December 8, 1999                       By: /S/ GEORGE R.MIHALKO
                                                  ------------------------------
                                                  George R. Mihalko
                                                  Executive Vice President and
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)

                                INDEX TO EXHIBITS
EXHIBITS        DESCRIPTION
--------        -----------
  10.1          Form of Severance Agreement between the Company and each of Jim
                Tener and George Mihalko, incorporated by reference to Exhibit
                10.18 to the Form 10-K for 1998.
  10.2          Termination Agreement, dated October 11, 1999, between the
                Company and Anthony F. Crudele.
  10.3          Amendment No. 1 to Director Stock Plan, as of November 9, 1999.
  10.4          First Amendment to Loan and Security Agreement dated as of April
                13, 1999 between BankBoston Retail Finance, Inc., as Agent for the Lenders referenced therein, and the Company and its wholly-owned United States subsidiaries, dated as of November
                17, 1999.
  27.1          Financial Data Schedule