Form 10-K
period 2000-01-29
SPORTS AUTHORITY INC /DE/
filed 2000-04-28
CIK 929470

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended January 29, 2000

                           Commission File No. 1-13426

                           THE SPORTS AUTHORITY, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                              36-3511120
           --------                                              ----------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

3383 N. State Road 7 - Ft. Lauderdale, Florida                      33319
----------------------------------------------                      -----
  (Address of principal executive offices)                        (Zip Code)

                                 (954) 735-1701
                                 --------------
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

     Title of each class               Name of Each Exchange on which Registered
     -------------------               -----------------------------------------
Common Stock, $.01 par value                   The New York Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:
                                      None

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     State the aggregate market value of the voting and nonvoting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing: $78,655,983 at the close of business on April 3, 2000.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 32,208,176 Shares of Common Stock outstanding as of April 3, 2000.

     Documents Incorporated by Reference: the Company's Proxy Statement dated April 28, 2000, incorporated partially in Parts II and III hereof.

                                     PART I

FORWARD LOOKING STATEMENTS

     Certain statements contained in or incorporated by reference in this Form 10-K and the Company's 1999 Annual Report to Stockholders constitute "forward looking statements" made in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. As such, they involve risks and uncertainties that could cause actual results to differ materially from those set forth in such forward looking statements. The Company's forward looking statements are based on assumptions about, or include statements concerning, many important factors, including without limitation, changes in discretionary consumer spending and consumer preferences, particularly as they relate to athletic footwear, apparel and sporting equipment and the Company's particular merchandise mix and retail locations; the Company's ability to effectively implement its merchandising, marketing, store expansion and refurbishment, electronic commerce, and other strategies; competition from other retailers (including internet and direct manufacturer sales); unseasonable weather; fluctuating sales margins; product availability; and capital spending levels. The Company undertakes no obligation to release publicly the results of any revisions to these forward looking statements to reflect events or circumstances after the date such statements were made.

ITEM 1.  BUSINESS

GENERAL

     With sales of $1.5 billion in fiscal 1999, the Company is the largest full-line sporting goods retailer in the United States. The Company's business strategy is to offer customers extensive selections of quality, brand name athletic footwear, apparel and sporting equipment, and high levels of customer service. At January 29, 2000, the Company directly operated 201 stores as well as two temporary clearance centers, substantially all in excess of 40,000 gross square feet, including 198 stores in 32 states across the United States and five stores in Canada. The Company ceased operating its five stores in Canada in March 2000. Mega Sports Co., Ltd., which is now 8.4% owned by the Company, is a joint venture which operates another 19 stores in Japan under a license agreement with the Company. The Company also owns 19.9% of TheSportsAuthority.com, Inc., a joint venture which, since November of 1999, has operated the retail e-commerce site WWW.THESPORTSAUTHORITY.COM as a "clicks" shopping alternative augmenting the Company's "bricks" store presence. Under the terms of the joint venture agreement, the Company's ownership interest can increase to 49.9%.

     The Company was incorporated in Delaware in 1987. In 1990, the Company was acquired by Kmart Corporation. Following public offerings in November 1994 and October 1995, Kmart no longer owns any interest in the Company.

INDUSTRY OVERVIEW

     According to the National Sporting Goods Association, total U.S. retail sales of sporting goods (including athletic footwear, apparel and sporting equipment) was approximately $44 billion in 1998. The retail sporting goods industry is comprised of four principal categories of retailers: (i) traditional sporting goods retailers, (ii) specialty sporting goods retailers, (iii) large format sporting goods retailers and (iv) mass merchandisers. In addition, a variety of other retailers sell various types of sporting goods, principally athletic footwear and apparel. Sporting goods retailing in the United States is characterized by intensive competition among retailers, increasing competition from new channels of distribution such as catalogs and electronic commerce, and consolidation among vendors.

BUSINESS STRATEGY

     The Company is focused on serving consumers who participate and/or are interested in almost any type of sport, leisure or recreational activity. The stores offer the extensive selection and competitive pricing associated with category dominant retailers while, at the same time, offering quality brand names and high levels of customer service. The key elements of this strategy are as follows:

     STORE FORMAT. The Company operates large format stores, substantially all of which are in excess of 40,000 gross square feet. This format enables the Company to provide under one roof an extensive selection of merchandise for sports and leisure activities that ordinarily are associated with specialty shops and pro shops, such as golf, tennis, snow skiing, cycling, hunting, fishing, bowling, archery, boating and water sports, as well as for activities ordinarily associated with traditional sporting goods retailers, such as team sports, physical fitness, and men's, women's and children's athletic and active apparel and footwear. The average store offers approximately 29,500 active SKUs (excluding discontinued items) across 18 major departments.

     QUALITY BRAND NAME SPORTING GOODS. The Company's merchandising strategy is to offer strong assortments in quality brand name sporting goods in its merchandise classifications. The Company's comprehensive merchandise assortment includes over 700 brand names, including Adidas, Asics, Champion, Coleman, Columbia, Easton, Head, Huffy, K2, Mongoose, New Balance, Nike, Penn, Prince, Proform, Rawlings, Reebok, Rollerblade, Russell, Shakespeare, Spalding, Taylor Made, Teva, Timberland and Wilson. In 1999, the Company added Izod, Cross Creek, Orlimar and Titleist Golf apparel to its apparel and golf merchandise assortments as well as Salomon and Adams brand names.

     CUSTOMER SERVICE. The Company seeks to distinguish itself from other large format sporting goods retailers, traditional sporting goods retailers and mass merchandisers by emphasizing high levels of customer service. In addition, the Company seeks to hire many sales associates who are sports enthusiasts skilled in various disciplines.

     PRICING: ALWAYS PRICED RIGHT. The Company's pricing policy is to market merchandise at prices that are always competitive in the market at the time. The Company also seeks to be a price leader on certain highly identifiable items.

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

     E-COMMERCE. TheSportsAuthority.com, Inc. offers an online channel for customers to purchase a wide selection of athletic footwear, apparel and sporting equipment, as well as announcing special promotional events and providing store locator and corporate information. The site also hosts a consumer-to-consumer Internet auction that enables consumers throughout the United States to buy and sell used sporting goods conveniently. The Company anticipates future enhancements to include the integration of sports related content and community programs, corporate communications features, concept shops for key vendors, and additional product information such as specific brand size charts, pull-down options, photo enhancements and flexibility to view multiple colors of an item. The Company's joint venture partner, Global Sports Interactive, Inc. a, a wholly-owned subsidiary of Global Sports, Inc., is contributing the technological, organizational and working capital requirements of the joint venture, as well as dedicated marketing funds to promote online traffic. The Company licenses trademarks and service marks, domain names, content, purchasing power and vendor relationships to the joint venture. The Company has an initial ownership in TheSportsAuthority.com of 19.9%, which will automatically increase to 49.9% if certain performance criteria are met by either TheSportsAuthority.com or the Company. In addition, the Company has an option to purchase additional shares of TheSportsAuthority.com, up to 49.9%, in certain events.

STORES

     The Company's stores are located primarily in regional strip or power centers that generally have tenants that are value-oriented large format retailers, and a small percentage are located in malls and stand alone locations. The markets in which the stores are located are listed in Item 2.

     The Company engaged in a rapid expansion program until mid-1998, when it substantially reduced its store expansion program and began a comprehensive review of its real estate processes. In the third quarter of 1998, the Company announced its intention to close 18 underperforming stores (of which two were to be relocated) as part of a comprehensive restructuring plan. The Company completed 15 store closings in the first quarter of 1999, and as a result of changing market conditions and favorable rent concessions, the Company has decided not to close the remaining three stores. The Company temporarily reopened two of the previously closed stores as clearance outlets in October 1999. In the fourth quarter of 1999, the Company announced its intention to close its remaining five stores in Canada. These stores were subsequently closed in March 2000. See Note 4 of the Notes to Consolidated Financial Statements contained in Part II, Item 8. The Company opened three new full-line stores in 1999.

     The Company anticipates growth in the number of stores to be modest over the next few years with five new stores planned to open in 2000 (two of which will be relocations of existing stores). Expansion in future years will depend, among other things, on general economic and business conditions affecting consumer confidence and spending and, in particular, the level of consumer demand for sporting goods; the availability of adequate capital; desirable locations at acceptable terms; qualified management personnel; the Company's ability to manage the operational aspects of its growth; and comparable store performance.

     While the Company's expansion program in recent years has included opening stores in Canada and Japan, the Company has exited the Canadian market and reduced its ownership interest in its joint venture in Japan. See "Restructuring of the Company's Joint Venture in Japan" below. The Company has no current plans for expansion outside the United States, but will continue to evaluate expansion opportunities.

     The Company's expansion strategy focuses primarily on multi-store markets where it can achieve significant market penetration and can leverage management personnel, distribution and advertising expenses while minimizing cannibalization of sales at existing stores. In analyzing markets, the Company evaluates the market's potential in terms of total number of store locations. Sites are selected based on demographics (such as income levels and distribution, age and family size), population, regional access, co-tenancy, available lease or purchase terms, visibility, parking, and distance from competition.

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

     The Company believes customers want an easy shopping environment and therefore seeks to make shopping at its stores as convenient as possible through its extensive in-store signage and department placement. The Company has developed and tested a new store prototype featuring specialty stores within a store so customers can shop by sport, interactive kiosks, in-store customer clinics and demonstrations, and a wide array of audio visual entertainment. The Company is also enhancing its presentation with improved fixtures, signage, adjacencies, and increased point-of-purchase information.

     In 1999, the Company spent approximately $9.5 million refurbishing its stores. Seven stores received comprehensive remodels featuring improved departmental adjacencies modeled after the new store prototype. This included interactive and audio visual developments as well as new shopping areas specifically focused on youth and team sports fans. One hundred nineteen stores received basic renovations that included new category end cap signage and widening the aisles to accommodate new aisle bin fixtures for small and impulse merchandise and to improve customer traffic flow. The Company expects that its capital expenditures in 2000 will be approximately $30.0-$35.0 million, primarily related to refurbishments of existing stores and upgrades of information systems.

STORE OPERATIONS AND CUSTOMER SERVICE

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

     The Company divides selling and non-selling functions in order to allow its sales associates to devote their full attention to assisting customers. Non-selling duties, such as receiving and stocking, are performed immediately before and after store operating hours. In order to enhance sales and payroll productivity, the Company implemented a sales-based compensation plan for all footwear associates in late 1999.

     In March 2000 the Company entered into a five year contract with RMS Networks to create, produce and broadcast via satellite WTSA-The Sports Authority Network, the first in-store sports retailer network, for all of the Company's stores. The network is an opportunity to increase the frequency and length of customer visits and the dollars spent during each visit. Programming will entertain and inform customers with sports news and event highlights, sports segments and consumer tutorials promoting in-store merchandise, vendor advertising, and professional team and athlete profiles. The network will also be used to broadcast corporate communications such as merchandise training, new product introductions and promotional initiatives to employees nationwide. Project costs are estimated to be $15 million, which will be funded by RMS Networks.

MERCHANDISING

     The Company's merchandising strategy focuses on offering a broader and deeper selection of quality, brand name merchandise than is generally available in traditional sporting goods retailers. The Company's comprehensive merchandise assortment consists of a wide variety of athletic footwear, apparel, sporting equipment and accessories and is designed to meet the sporting goods needs of its customers, from the sports enthusiast to the weekend athlete. The Company continuously introduces new products under its Hot-New-Now program. The average store offers approximately 29,500 active SKUs (excluding discontinued items) across more than 300 merchandise classifications.

     The Company also tailors merchandise assortment and store space allocation to reflect customer preferences at each store location. This is accomplished by considering geographical as well as demographic differences by store and involves differentiation in brands, sizes, colors, fabrication and seasonality of the assortment. For example, not all stores carry stationary bicycles or feature water shops.

    The Company's stores offer an extensive selection of both hard lines, which consist of equipment for team sports, fitness, outdoor sports, golf, racquet sports, cycling, water sports, marine, snow sports and general merchandise, and soft lines, which consist of athletic and active footwear and apparel. During the past three years, hard lines constituted approximately 51% of the Company's sales, apparel constituted approximately 21%, and footwear constituted approximately 28%.

     The hard lines and soft lines sold by the Company include the following merchandise categories:

         ATHLETIC AND ACTIVE APPAREL: This category consists of both casual and leisure apparel, as well as apparel designed and fabricated for specific sports, in men's, women's and children's assortments. Casual and leisure apparel includes basic and seasonal T-shirts, shorts, sweats and warm ups. Performance specific apparel includes offerings for sports such as golf, tennis, running, fitness, soccer, baseball, football, hockey, and skiing. The apparel category also includes NCAA and professional league licensed apparel.

         ATHLETIC AND ACTIVE FOOTWEAR: The footwear selection includes casual footwear intended for day to day streetwear, as well as athletic shoes for running and walking, tennis, fitness and crosstraining, basketball and hiking. In addition, the Company carries specialty footwear including a complete line of cleated shoes for baseball, football, soccer and golf. Important categories within the footwear department are recreational and hockey skates, socks and accessories.

         OUTDOOR SPORTS: A large assortment of merchandise is carried in the stores aimed at outdoor sports enthusiasts. Included are camping equipment, including tents, sleeping bags and cooking appliances; fishing gear, including rods, reels, tackle and accessories; optics, including binoculars and scopes; knives and cutlery; archery equipment and accessories; and marine and water sports equipment, including navigational electronics, diving and snorkeling equipment, water skis, inflatable boats and rafts and accessories. The Company discontinued the sales of handguns in all of its locations in early 1999 and reduced its rifle and other hunting assortment.

         RECREATIONAL SPORTS: Team sports include a full range of equipment and accessories for such sports as basketball, baseball, soccer, football, hockey and lacrosse. The golf department includes a complete assortment of golf clubs and club sets, bags, balls, teaching aids and accessories. The racquet sports department covers the needs of participants in tennis, racquetball, squash, badminton and platform or paddle ball. The Company offers services such as racquet stringing and trial demo periods.

         FITNESS SPORTS: The fitness department is comprised of complete assortments for aerobic and anaerobic workouts, including treadmills, stationary bicycles and steppers for aerobic and home gyms, weight benches, dumbbells and free weights for anaerobic. In addition, the department carries a selection of boxing equipment and accessories. Finally, the department features items designed for wellness and relaxation, such as massagers and magna-therapy, and nutritional supplements. An extension of the fitness category is the cycling department, which focuses on all terrain, touring, 20" BMX and freestyle bicycles. In addition, the Company carries accessories such as gloves, helmets, and water bottles.

         WINTER SPORTS: The Company offers a complete line of ski apparel, including technical outerwear, bib pants, thermal underwear, sweaters and accessories. The Company also offers a complete line of skis and ski equipment, including Alpine and cross country skis, snowboards, boots, bindings, goggles, and accessories, as well as technical services to support new sales and tune-ups on customer owned product.

PURCHASING

     The Company maintains its own central buying staff and a central replenishment and allocation staff. This staff manages the planning system, allocates fashion and seasonal merchandise, replenishes basic merchandise and coordinates the distribution of all merchandise.

     Under the Company's merchandise planning system, the merchandise mix for each store is selected by the central buying staff in consultation with field management. The system allows the Company to manage its sales and inventory levels by store at the subclass level. The Company also uses an automated allocation system to allocate non-reorderable merchandise to stores based on planned sales and inventory at the SKU level, as well as recent sales trends and inventory position. The Company also utilizes an automated replenishment system for approximately 40% of its active assortment. This replenishment system balances in-stock positions to satisfy customer demand with the costs associated with carrying such inventory.

     The Company currently purchases merchandise from approximately 750 vendors and, in fiscal 1999, the Company's largest vendor, Nike, Inc., accounted for approximately 13% of its total merchandise purchased. The Company does not maintain any material long-term or exclusive commitments or arrangements to purchase from any vendor. The Company is either the largest or one of the largest customers for many of its vendors. The Company believes it will continue to obtain sufficient merchandise for all of its stores on a timely basis.

DISTRIBUTION

     In late 1997, the Company opened its first regional distribution center ("RDC") near Atlanta, Georgia. The RDC serves as a flow-through facility to receive and allocate merchandise to the

Company's stores. Merchandise is received at the RDC, made "floor ready" as necessary, and subsequently allocated and distributed to Company stores. At year-end, the RDC serviced 147 stores. In addition, the Company maintains an off-site receiving facility in Chino, California. The Company relocated its receiving facility in Chino in April 2000 to a larger facility in order to expand the number of stores serviced from 4 to 27, to establish flow-through cross-dock facilities, and to handle merchandise imports. Merchandise not processed by the centralized distribution network is shipped directly to each store by vendors.

MANAGEMENT INFORMATION SYSTEMS

     Since its inception, the Company has implemented management information systems that integrate purchasing, receiving, sales and perpetual inventory data on a daily basis. These systems include the functions of automated replenishment, automated merchandising planning and allocation, electronic data interchange, daily tracking of in-stock levels by item and location and a "data warehouse" which gives corporate buying staff access to sales information on a class and sub-class level. Additionally, the Company began a significant revamping of its merchandise management systems in 1999, which it expects to complete in the third quarter of 2000.

     The Company currently employs point-of-sale terminals in all of its stores, which provide price look-up capabilities and SKU-level sales data, capture customer telephone data and initiate requests for authorization of the different credit and check tenders accepted by the Company. The Company also utilizes IBM AS/400 computers and hand held radio frequency terminals at store level as in-store processors to record merchandise receipts, produce price tickets, maintain SKU-level perpetual inventories and for general data inquiry. These in-store processors communicate interactively with central AS/400 computers to exchange data generated at store level and the Company's corporate offices. These processors are intended to provide local management with the ability to more closely manage inventory productivity and merchandise space planning, as well as reduce the amount of employee time spent on non-selling functions.

ADVERTISING AND PROMOTION

     The Company advertises its products and seeks to build name recognition and market share through direct mail, newspaper advertising, broadcast media, billboards and sports sponsorships. The focus on multi-store markets enables the Company to leverage a substantial portion of its advertising costs. In addition, the Company uses variable levels of advertising among different markets based on return and approaches each advertising event with a season-based theme.

     In November 1999 the Company engaged Andersen Consulting to conduct a comprehensive review of the Company's advertising effectiveness. Based on the results of this review, the Company expects to initiate changes covering ad content, timing and medium by mid 2000.

     Also in November 1999, the Company launched its private label credit card to benefit from incremental sales, enhance its brand image, increase customer loyalty and regular customer communication, maximize promotional offers, capitalize on direct mail opportunities, increase average purchase dollars per transaction, increase shopping frequency, and obtain access to a substantial customer database.

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

     SPECIALTY SPORTING GOODS RETAILERS. Specialty sporting goods retailers include specialty shops, ranging in size from 1,000 to 10,000 square feet, frequently located in malls or strip centers (e.g., Bike USA, Busy Body Fitness, Edwin Watts, Foot Locker, Footstar, Foot Action, The Athlete's Foot, The Finish Line and West Marine), and also include pro shops that often are single store operations. These stores typically carry a wide assortment of one specific product category, such as athletic shoes or golf or tennis equipment, and generally have higher prices than large format stores.

     LARGE FORMAT SPORTING GOODS RETAILERS. Large format stores such as the Company's stores generally range in size from 30,000 to 70,000 square feet, offer a broad selection of brand name sporting goods merchandise and tend to be either anchor stores in strip malls or free-standing locations (e.g., Galyan's, Gart Sports, Oshman's and Dick's Clothing and Sporting Goods). In addition, other large format sporting goods retailers compete with certain product categories sold by the Company (e.g., REI in outdoor sporting products).

     MASS MERCHANDISERS. Mass merchandisers are large stores, generally ranging in size from 50,000 to 200,000 square feet, featuring sporting equipment as part of their overall assortment, and are located primarily in strip centers or free-standing locations (e.g., Wal*Mart, Target and Kmart). These stores have limited selection and fewer brand names and also typically do not offer the customer service offered by sporting goods retailers.

     In addition, a variety of other retailers sell various types of sporting goods, principally athletic footwear and apparel. Sporting goods retailing in the United States is characterized by intensive competition, increasing competition from new channels of distribution such as catalogs and electronic commerce, and consolidation among vendors.

     The Company believes that the principal strengths with which it competes are customer service, a broad assortment of brand name merchandise, ease of shopping and a competitive pricing strategy.

TRADEMARKS AND SERVICE MARKS

     The Company uses "The Sports Authority" as its trade name and applies to qualify to do business as such in each jurisdiction where it operates stores. The Company's retail identity is comprised of the trade name, as well as a family of trademarks and service marks featuring the word AUTHORITY, many of which are registered (or the subject of pending applications) in the U.S. Patent and Trademark Office, the Canadian Trade-Marks Office, the Japanese Patent Office and other applicable offices around the world. Marks registered in the U.S. Patent and Trademark Office include AUTHORITY(R), THE SPORTS AUTHORITY(R), THE SPORTS AUTHORITY & Design(R), THE SKI AUTHORITY(R), GOLF AUTHORITY(R), TENNIS AUTHORITY(R) and TEAM SPORTS AUTHORITY(R), among others. The Company vigorously protects its trademarks, service marks and trade name from infringement throughout the world by strategic registration and enforcement efforts. Use of these marks is under license from The Sports Authority Michigan, Inc., a wholly-owned subsidiary of the Company.

ASSOCIATES

     As of January 29, 2000, the Company had a total of approximately 5,900 full-time and approximately 6,300 part-time associates. Of these, approximately 11,300 were employed in the Company's stores and approximately 900 were employed in corporate office positions, regional and district positions, and the Company's Atlanta regional distribution center. None of the Company's associates is covered by a collective bargaining agreement. The Company endeavors to promote new store management from its existing personnel. The Company believes that its relationships with its associates are good.

SEASONALITY

     The Company's annual business cycle is seasonal, with higher sales and correlated profits occurring in the second and fourth quarters. In fiscal 1999, the Company's sales trended as follows: 23.9% in the first quarter, 25.8% in the second quarter, 21.9% in the third quarter and 28.4% in the fourth quarter.

RESTRUCTURING OF THE COMPANY'S JOINT VENTURE IN JAPAN

     In March 1999, the Company and JUSCO Co., Ltd., a major Japanese retailer that owns 9.4% of the Company's outstanding shares, entered into a comprehensive restructuring of the ownership, service and license agreements governing their joint venture, Mega Sports Co., Ltd. Mega Sports was formed in 1995 for the purpose of developing and operating The Sports Authority stores in Japan. At the end of 1999, Mega Sports operated 19 stores in Japan. More information concerning the restructuring appears under the caption "Certain Transactions" on page 16 of the Company's Proxy Statement dated April 28, 2000, which is incorporated by reference into Item 13 below.

ITEM 2.  PROPERTIES

     The following table sets forth certain information regarding the markets in which the Company had stores as of January 29, 2000.

                                UNITED STATES REGIONS/METROPOLITAN AREA                             NUMBER OF STORES
NORTHEAST
    Baltimore.......................................................................................        4
    Boston .........................................................................................        6
    Hartford/North Haven............................................................................        4
    New York .......................................................................................       29
    Portland, ME ...................................................................................        1
    Philadelphia ...................................................................................        9
    Providence......................................................................................        2
    Washington, D.C. ...............................................................................       14
                                                                                                          ----
         SUBTOTAL NORTHEAST.........................................................................       69

SOUTHEAST
    Augusta, GA.....................................................................................        1
    Atlanta.........................................................................................       11
    Charleston......................................................................................        1
    Charlotte.......................................................................................        3
    Chattanooga.....................................................................................        1
    Fayetteville....................................................................................        1
    Ft. Myers.......................................................................................        1
    Gainesville, FL.................................................................................        1
    Greensboro......................................................................................        1
    Greenville, SC..................................................................................        1
    Jacksonville....................................................................................        2
    Memphis.........................................................................................        1
    Montgomery......................................................................................        1
    Myrtle Beach....................................................................................        1
    Naples..........................................................................................        1
    Nashville.......................................................................................        2
    New Orleans.....................................................................................        1
    Norfolk/Hampton.................................................................................        3
    Orlando.........................................................................................        7
    Pensacola.......................................................................................        1
    Southeast Florida...............................................................................       16
    Tampa/St. Petersburg............................................................................       10
    Winston-Salem...................................................................................        1
                                                                                                          ----
         SUBTOTAL SOUTHEAST.........................................................................       69

MIDWEST
    Chicago.........................................................................................       15 *
    Detroit.........................................................................................        7
    Madison, WI.....................................................................................        1
    Omaha..........................................................................................1
    St. Louis.......................................................................................        6
                                                                                                          ----
         SUBTOTAL MIDWEST...........................................................................       30 *


SOUTHWEST
    Dallas..........................................................................................        1
    El Paso.........................................................................................        1
    Las Vegas.......................................................................................        2
    Little Rock.....................................................................................        1
    Phoenix.........................................................................................        7
    Tucson..........................................................................................        1
                                                                                                          ----
         SUBTOTAL SOUTHWEST.........................................................................       13

NORTHWEST
    Anchorage.......................................................................................        1
    Seattle/Tacoma..................................................................................        3
                                                                                                          ----
         SUBTOTAL NORTHWEST.........................................................................        4

WEST
    Honolulu........................................................................................        3
    Fresno..........................................................................................        1
    Los Angeles.....................................................................................        2 *
    Sacramento......................................................................................        2
    San Diego.......................................................................................        5
                                                                                                          ----
         SUBTOTAL WEST..............................................................................       13 *
                                                                                                          ----
SUBTOTAL UNITED STATES..............................................................................      198 *
                                                                                                          ----
                           CANADA/METROPOLITAN AREA**

    Toronto.........................................................................................        5
                                                                                                          ----
SUBTOTAL CANADA.....................................................................................        5
                                                                                                          ----

TOTAL ALL COUNTRIES.................................................................................      203 *
                                                                                                          ====

-----------------------

* These totals include two stores closed in the first quarter of 1999 and temporarily reopened as clearance outlets in October 1999.

** These locations were closed in March 2000. See Note 4 of the Notes to Consolidated Financial Statements contained in Part II, Item 8.

     As of January 29, 2000, the Company occupied 18 owned stores and 185 stores pursuant to long-term leases. The leases typically provide for an initial 10 to 25 year term with multiple five-year renewal options. In most cases, the Company's leases provide for minimum annual rent subject to periodic adjustments, plus other charges, including a proportionate share of taxes, insurance and common area maintenance. Fifty-nine of the Company's store leases are guaranteed by Kmart. In 1999, the Company sold eight owned store sites pursuant to a sale-leaseback agreement with SPI Holdings, LLC for an aggregate sales price of $46.8 million, which was primarily used to pay down existing debt. The Company continues to operate stores in these locations under long-term operating leases.

     The Company leases a building at 3383 N. State Road 7, Fort Lauderdale, Florida, containing approximately 106,000 square feet, that houses its corporate offices, with a remaining primary term of 8 years with two 10-year renewal options.

     In 1999, the Company assigned, subleased or terminated the leases for three of the stores that were closed in the first quarter of 1999 and continues its efforts to dispose of the leases and properties for all other closed stores.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is one of thirty-three defendants, including firearms manufacturers and retailers, in CITY OF CHICAGO AND COUNTY OF COOK V. BERETTA U.S.A. CORP. ET AL, Circuit Court of Cook County, Illinois, which was served on the Company on November 23, 1998. The complaint is based on legal theories of public nuisance and negligent entrustment of firearms and alleges that the defendant retailers sell firearms in the portion of Cook County outside Chicago that are found illegally in Chicago. The complaint seeks damages allocated among the defendants exceeding $358.1 million to compensate the City of Chicago and Cook County for their alleged costs (of which the complaint enumerates a total of $153 million) resulting from the alleged public nuisance. The complaint also seeks punitive damages and injunctive relief imposing additional regulations on the methods the defendant retailers use to sell firearms in Cook County. On February 10, 2000, the Court dismissed the complaint's negligent entrustment count. The plaintiffs filed an amended complaint with the Court's permission on March 27, 2000, which contains both the public nuisance and negligent entrustment counts.

     Pursuant to a business decision made in late 1998, the Company announced in April 1999 that it would cease selling handguns in the United States, and the Company ceased selling handguns in the Chicago area by May 1999. In recent years, handguns have constituted less than 1% of the Company's total sales. In addition, the Company believes that it has complied with all applicable laws and regulations governing the sale of firearms and intends to defend itself vigorously in this suit.

     On March 15, 2000, the plaintiffs in IN RE THE SPORTS AUTHORITY, INC. SHAREHOLDERS LITIGATION, C.A. No. 16373NC, voluntarily dismissed the action without prejudice. As reported in the Company's Form 10-K for 1998, this action had been filed in the Court of Chancery of the State of Delaware in New Castle County in May 1998 with respect to the merger agreement dated May 7, 1998 between the Company and Venator Group, Inc., which was terminated by mutual agreement in September 1998.

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

                                                              HIGH       LOW
                                                              ----       ---
         Fiscal 1998
               1st Quarter ...............................   $ 17.06   $ 10.75
               2nd Quarter ...............................     18.75     13.44
               3rd Quarter ...............................     14.31      4.06
               4th Quarter ...............................      8.13      3.81
         Fiscal 1999
               1st Quarter ...............................      8.50      4.00
               2nd Quarter ...............................      8.06      2.81
               3rd Quarter ...............................      4.38      2.19
               4th Quarter ...............................      3.25      1.63

     As of April 3, 2000, the Company had approximately 1,779 shareholders of record.

  DIVIDEND POLICY

     The Company did not declare any dividends in 1998 or 1999 and intends to retain its earnings to finance future internal investments. Therefore, the Company does not anticipate paying any cash dividends in the foreseeable future. The declaration and payment of dividends, if any, is subject to the discretion of the Board of Directors of the Company and to certain limitations under the General Corporation Law of the State of Delaware. In addition, certain agreements contain restrictions on the Company's ability to pay dividends. The timing, amount and form of dividends, if any, will depend, among other things, on the Company's results of operations, financial condition, cash requirements and other factors deemed relevant by the Board of Directors.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated financial data set forth below reflects the historical results of operations, financial position and operating data of the Company for the periods indicated and should be read in conjunction with the consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.

                                                                                  Fiscal Year Ended (1)
                                                     -------------------------------------------------------------------------------
                                                       January 29,     January 24,     January 25,     January 26,     January 28,
                                                          2000             1999            1998            1997            1996
                                                     ---------------- --------------- --------------- --------------- --------------
STATEMENT OF OPERATIONS DATA:
     (IN THOUSANDS, EXCEPT PER SHARE DATA)
     Sales                                           $  1,492,860     $  1,599,660    $  1,464,565    $  1,271,296    $  1,046,652
     Gross profit                                         360,564          390,959         419,537         365,373         292,427
     License fees and rental income                         1,829              841           3,345           3,165           2,772
     Selling, general and administrative expenses         394,963          410,730         365,363         304,955         245,886
     Pre-opening expense                                    1,609           11,194          10,570          11,408           9,140
     Goodwill amortization                                  1,963            1,963           1,963           1,963           1,963
     Store exit costs                                       8,861           39,446           4,302               -               -
     Corporate restructuring                                 (700)           3,930               -               -               -
     Impairment of long-lived assets                       88,751           13,457               -               -               -
                                                     ------------     ------------    ------------    ------------    ------------
     Operating (loss) income                             (133,054)         (88,920)         40,684          50,212          38,210
     Interest, net                                         15,287           11,965           5,952           2,180             820
     Gain on deconsolidation of joint venture              (5,001)               -               -               -               -
                                                     ------------     ------------    ------------    ------------    ------------
     (Loss) income before income taxes and
        extraordinary gain                               (143,340)        (100,885)         34,732          48,032          37,390
     Income tax expense (benefit)                          22,721          (35,028)         14,730          19,597          15,305
     Minority interest                                          -           (2,066)         (2,191)         (1,570)           (245)
                                                     ------------     ------------    ------------    ------------    ------------
     (Loss) income before extraordinary gain             (166,061)         (63,791)         22,193          30,005          22,330
     Extraordinary gain, net of tax of $3,678               5,517                -               -               -               -
                                                     ------------     ------------    ------------    ------------    ------------
     Net (loss) income                               $   (160,544)    $    (63,791)   $     22,193    $     30,005    $     22,330
                                                     ============     ============    ============    ============    ============
     Basic earnings (loss) per common share:
       (Loss) income before extraordinary gain       $      (5.19)    $      (2.01)   $       0.70    $       0.96    $       0.72
       Extraordinary gain                                     .17                -               -               -               -
                                                     ------------     ------------    ------------    ------------    ------------
       Net (loss) income                             $      (5.02)    $      (2.01)   $       0.70    $       0.96    $       0.72
                                                     ============     ============    ============    ============    ============
     Diluted earnings (loss) per common share:
       (Loss) income before extraordinary gain       $      (5.19)    $      (2.01)   $       0.70    $       0.94    $       0.71
       Extraordinary gain                                     .17                -               -               -               -
                                                     ------------     ------------    ------------    ------------    ------------
       Net (loss) income                             $      (5.02)    $      (2.01)   $       0.70    $       0.94    $       0.71
                                                     ============     ============    ============    ============    ============
PERCENT OF SALES DATA:
     Gross margin                                            24.2%            24.4%           28.6%           28.8%           27.9%
     Selling, general and administrative expenses            26.5             25.7            24.9            24.0            23.4
     Operating (loss) income                                 (8.9)            (5.6)            2.8             4.0             3.7
     (Loss) income before income taxes and
        extraordinary gain                                   (9.6)            (6.3)            2.4             3.8             3.6

                                                                                  Fiscal Year Ended (1)
                                                     -------------------------------------------------------------------------------
                                                       January 29,     January 24,     January 25,     January 26,     January 28,
                                                          2000             1999            1998            1997            1996
                                                     ---------------- --------------- --------------- --------------- --------------
SELECTED FINANCIAL AND OPERATING DATA:
     End of period stores                                     203              226             199             168             136
     Comparable store sales (decrease) increase              (3.4)%           (3.7)%          (2.2)%           3.3%            1.1%
     Inventory turnover                                       2.9              3.1             3.1             3.2             3.2
     Weighted average sales per square foot          $        172     $        177    $        193    $        203    $        214
     Weighted average sales per store
        (IN THOUSANDS)                                      7,390            7,661           8,334           8,819           9,231
     Average sale per transaction                           45.67            46.53           46.54           45.99           44.85
     End of period inventory net of accounts
        payable per store (IN THOUSANDS)                    1,250              831             900             729             823
     Capital expenditures (IN THOUSANDS)                   31,640           84,561         114,271         102,165          55,321
     Depreciation and amortization (IN THOUSANDS)          46,908           47,921          37,314          28,506          20,339

BALANCE SHEET DATA - END OF PERIOD:
     (IN THOUSANDS)
     Working capital                                 $     62,102     $     30,545    $     99,710    $    175,997    $     81,878
     Total assets                                         643,003          897,454         807,990         750,158         521,317
     Long-term debt                                       126,029          173,248         157,439         152,021               -
     Stockholders' equity                                 116,110          272,912         333,551         310,317         277,528

------------------
(1) The fiscal years ended January 29, 2000 and January 28, 1996 consisted of 53 weeks. All other fiscal years shown each consisted of 52 weeks.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table sets forth the Company's statement of operations data as a percent of sales for the periods indicated.

                                                                                   Fiscal Year Ended
                                                                      --------------------------------------------
                                                                      January 29,     January 24,     January 25,
                                                                          2000           1999             1998
                                                                      -----------     -----------     ------------
Sales                                                                       100.0%          100.0 %          100.0 %
Cost of merchandise sold, including
     buying and occupancy costs                                              75.8            75.6             71.4
                                                                      -----------     -----------     ------------
Gross margin                                                                 24.2            24.4             28.6
License fees and rental income                                               (0.1)           (0.1)            (0.2)
Selling, general and administrative expenses                                 26.5            25.7             24.9
Pre-opening expense                                                           0.1             0.7              0.7
Goodwill amortization                                                         0.1             0.1              0.1
Store exit costs                                                              0.6             2.5              0.3
Corporate restructuring                                                         -             0.3               -
Impairment of long-lived assets                                               5.9             0.8               -
                                                                      -----------     -----------     ------------
Operating (loss) income                                                      (8.9)           (5.6)             2.8
Interest, net                                                                 1.0             0.7              0.4
Gain on deconsolidation of joint venture                                     (0.3)              -                -
                                                                      -----------     -----------     ------------
(Loss) income before income taxes and
extraordinary gain                                                           (9.6)           (6.3)             2.4
Income tax expense (benefit)                                                  1.5            (2.2)             1.0
Minority interest                                                               -            (0.1)            (0.1)
                                                                      -----------     -----------     ------------
(Loss) income before extraordinary gain                                     (11.1)           (4.0)             1.5
Extraordinary gain, net of tax                                                0.3               -                -
                                                                      -----------     -----------     ------------
Net (loss) income                                                           (10.8)%          (4.0)%            1.5 %
                                                                      ===========     ===========     ============

     The following table sets forth the Company's store openings and closings for the periods indicated.

                                                                                    Fiscal Year Ended
                                                                      --------------------------------------------
                                                                       January 29,     January 24,     January 25,
                                                                          2000            1999            1998
                                                                      -----------     ------------    ------------
Beginning number of stores                                                    226              199             168
Openings                                                                        3               30              31
Closings                                                                      (15)              (3)              -
Deconsolidation of joint venture                                              (13)               -               -
                                                                      -----------     ------------    ------------
Ending number of stores - full line                                           201              226             199
Clearance store openings                                                        2                -               -
                                                                      -----------     ------------    ------------
Total stores                                                                  203              226             199
                                                                      ===========     ============    ============

FISCAL YEARS ENDED JANUARY 29, 2000 (FISCAL 1999) AND JANUARY 24, 1999 (FISCAL
1998)

     Sales for the 53 weeks ended January 29, 2000 were $1,492.9 million, a $106.8 million, or 6.7% decrease from sales of $1,599.7 million for the fiscal year ended January 24, 1999. Sales in fiscal 1998 include $84.9 million from Mega Sports Co., Ltd. ("Mega Sports"), the Company's Japanese joint venture. The Company discontinued consolidation of Mega Sports in 1999 due to a reduction of its ownership interest in the joint venture. Additionally, the Company closed 15 stores in the first quarter of 1999 pursuant to its previously announced restructuring plans. The prior year includes sales of $78.8 million from closed stores, as compared to $11.3 million in 1999.

     Excluding the impact of the deconsolidation of Mega Sports and the store closings, sales increased $45.6 million, or 2.9%. Of the 2.9% increase, $85.6 million, or 5.3%, was attributable to stores opening in 1998 and 1999 which had no comparable sales in the prior year, and approximately $15.7 million, or 1.0%, was attributable to adding six days to the 1999 fiscal year. (See Note 2 of the Notes to Consolidated Financial Statements.) These increases were offset by a decrease in comparable store sales of $55.7 million, or 3.4%, excluding the impact of store closings and declines in the hunting category due to the Company discontinuing the sale of handguns in all locations in early 1999 and reducing its rifle and hunting assortment. The decrease in comparable store sales reflected continued weakness in the key categories of footwear, golf and men's apparel, which have trended negatively for several consecutive quarters. During 1999, the Company implemented a number of initiatives to reverse these trends, including revising its merchandising and pricing approach, testing and evaluating new marketing strategies and developing incentive selling programs.

     License fees and rental income was $1.8 million in 1999, compared to $0.8 million in 1998. In 1999, license fees included $1.6 million in royalty fee income under a license agreement between the Company and Mega Sports. (See Note 3 of the Notes to Consolidated Financial Statements.) Prior to 1999, intercompany royalty fees were eliminated due to consolidation of Mega Sports in the Company's results of operations. Royalty fees under a license agreement with TheSportsAuthority.com, Inc. which commenced in the fourth quarter of 1999, were nominal in the current fiscal year. The Company also has a license arrangement for the sale of diving merchandise in three stores. Sales of licensee merchandise are excluded from the Company's total sales.

     The major components of cost of merchandise sold are merchandise costs (including distribution) and, to a lesser extent, occupancy costs. Cost of merchandise sold increased from 75.6% of sales in 1998 to 75.8% of sales in 1999, an increase of 0.2% of sales. This increase was attributable to an increase in occupancy costs of 0.3% of sales resulting from the decline in sales productivity. Merchandise costs were 67.4% of sales for both 1999 and 1998. In 1999, merchandise costs included a $28.9 million charge related to excess markdowns taken to address aged inventory, liquidations at closing stores and inventory shrink. The prior year included a $24.1 million inventory writedown related primarily to aged inventory and store closings. Excluding these charges, merchandise costs decreased 0.5%, from 65.9% of sales in 1998 to 65.4% of sales in 1999, as a result of improved purchase markons.

     Selling, general and administrative ("SG&A") expenses in 1999 were $395.0 million, or 26.5% of sales, compared to $410.7 million, or 25.7% of sales in the prior year. The increase as a percentage of sales resulted from the decline in sales productivity and an increase in advertising expenditures to drive traffic into the stores.

     Pre-opening expense in 1999 was $1.6 million, or 0.1% of sales, compared to $11.2 million, or 0.7% of sales in 1998. The decrease in expense reflected the reductions in store openings, from 30 stores in 1998 to three full-line format stores in 1999. During 1999, the Company also opened two clearance stores, on a test basis, in previously closed locations. No pre-opening expense was incurred on these openings. Pre-opening expense consists principally of store payroll expense for associate training and store preparation prior to a store opening, operating expenses and grand-opening advertising costs.

     In the fourth quarter of 1999, the Company recorded charges aggregating $156.5 million, of which $28.9 million was applicable to the inventory related charges discussed previously, and $127.6 million was comprised of the following:
$8.9 million for store exit costs; $88.8 million for asset impairments, including goodwill of $46.9 million; $28.8 million for tax charges, net of expected tax refunds; and $1.3 million for cumulative translation losses related to the Canadian subsidiary.

     Store exit costs relate to the closing of five Canadian stores and two stores in the United States. The charge represents estimated costs to be incurred beyond the store closing date, including rent, common area maintenance charges, real property taxes and employee severance. (See Note 4 of the Notes to Consolidated Financial Statements.) The Company's decision to exit its Canadian operations was based on poor performance in the stores as well as the Company's strategic plan to focus Company resources on domestic markets. All five stores were closed in March 2000. The two United States stores are being closed due to the opening of new stores in close proximity to these locations. Canadian store sales were $28.4 million, $31.0 million and $29.3 million in 1999, 1998 and 1997, respectively, and operating losses excluding restructuring charges were $4.4 million, $3.7 million and $4.0 million, respectively.

     Based on continued declines in store operating performance, the Company evaluated the recoverability of its store-level assets pursuant to Financial Accounting Standards No. 121 ("SFAS 121"). The Company recorded a $41.9 million impairment charge on property and equipment at 40 stores based on a determination that the carrying value of assets at these locations exceeded estimated future cash flows. Estimated future cash flows were based on the Company's fiscal year 2000 budget and internal projections for years beyond 2000. The charge included $1.9 million related to the five Canadian stores which closed in March 2000, $0.5 million for the two domestic locations expected to close in 2000 and $1.4 million for two owned locations which closed in 1999.

     An impairment charge of $46.9 million on the Company's enterprise-level goodwill was recognized pursuant to a change in the Company's method of measuring the recoverability of goodwill. Prior to 1999, the Company measured the recoverability of goodwill using the projected, undiscounted cash flows method. In 1999, the Company changed its method for measuring impairment to the market value method, whereby impairment is measured by the excess of the Company's net book value over its market capitalization. Since the excess of the Company's net book value over its market capitalization exceeded the carrying value of the Company's goodwill, the remaining value of goodwill was written off.

     In conjunction with closing the Canadian subsidiary, the Company recognized $1.3 million in cumulative translation adjustments, previously a component of stockholders' equity, as required by Financial Accounting Standards No. 52. This charge is included in SG&A expenses.

     Corporate restructuring of ($0.7) million related to the settlement of the Company's obligation under an employment contract with a former executive. The initial reserve for this obligation was included in the Company's 1998 restructuring charge. As a result of the settlement, the Company reversed the remaining reserve under this contract in 1999.

     Operating loss was $133.1 million, or (8.9)% of sales in 1999, as compared to $88.9 million, or (5.6)% of sales in 1998. Operating loss before pre-opening expense, goodwill amortization and restructuring charges was $32.6 million, or (2.2)% of sales in 1999, versus $18.9 million, or (1.2)% of sales for the preceding year.

     Interest, net was $15.3 million, or 1.0% of sales in 1999, compared to $12.0 million, or 0.7% of sales in 1998. The increase of $3.3 million was due to an increase in current borrowings under the Company's revolving credit facilities, combined with an increase in the Company's borrowing rate. The Company's weighted average interest rate on revolving credit borrowings was 7.4% in 1999, compared to 6.6% in 1998.

     In March 1999, the Company reduced its ownership interest in Mega Sports and, as a result, discontinued consolidation of the results of Mega Sports in 1999 and recorded a gain on deconsolidation of $5.0 million, or 0.3% of sales. See Note 3 of the Notes to Consolidated Financial Statements.

     Income tax expense on loss before extraordinary gain was $22.7 million in 1999, compared to an income tax benefit of $35.0 million in 1998. The current year tax expense includes a provision for a valuation allowance of $37.6 million on the Company's U.S. deferred tax assets at the beginning of the year, and a $5.7 million writeoff of Canadian deferred tax assets. The valuation allowance was recorded pursuant to Financial Accounting Standards No. 109. The Company's cumulative losses in recent years have created a presumption that the deferred tax assets may not be realizable. Accordingly, the Company provided a valuation allowance for all its net deferred tax assets as of January 29, 2000. The writeoff of Canadian deferred tax assets related to the Company's decision to exit its Canadian operations. These charges were partially offset by an estimated $18.7 million tax refund expected to be generated by the carryback of the Company's 1999 net operating loss. The Company's effective tax rate in 1998 was 34.7%. The Company expects its effective tax rate will be nominal in 2000 as net operating loss carryforwards and other deductions can be used to offset future taxable income, if any.

     In the third quarter of 1999, the Company recorded an extraordinary gain of $5.5 million, net of tax, on the early extinguishment of $23.5 million in principal amount of its 5.25% Convertible Subordinated Notes (the "Notes"), due in September 2001. The Company purchased the Notes on the open market for $14.0 million, excluding accrued interest.

     As a result of the foregoing factors, the Company's 1999 net loss was $160.5 million, as compared to $63.8 million in the prior year.

FISCAL YEARS ENDED JANUARY 24, 1999 (FISCAL 1998) AND JANUARY 25, 1998 (FISCAL
1997)

     Sales for the fiscal year ended January 24, 1999 were $1,599.7 million, a $135.1 million, or 9.2% increase over sales of $1,464.6 million for the fiscal year ended January 25, 1998. In August 1998, the Company began directly selling winter sports apparel and hardlines in its North American stores. Previously, winter sports merchandise was sold under a license agreement with a third party and was excluded from total sales of the Company. The agreement was terminated effective August 1, 1998. Of the 9.2% sales increase in 1998, 2.0% was attributable to the inclusion of sales of $29.3 million from Company-operated winter sports departments.

     Of the remaining increase in total sales, 7.3%, or $107.2 million, was attributable to non-winter sports sales in 31 stores opened in 1997 which had no comparable store sales in the prior year, and 6.2%, or $91.1 million, was attributable to the 30 stores opened in 1998. These increases were partially offset by a 5.6%, or $80.0 million, decrease in comparable store sales, excluding winter sports product sales, and an 0.7%, or $12.5 million, decrease in non-comparable sales related to the three store closings in early 1998. The decrease in comparable store sales resulted from declines in specific categories such as footwear, fitness and golf.

     License fees and rental income in 1998 were $0.8 million, or 0.1% of sales, compared to $3.3 million, or 0.2% of sales, in the prior year. The decline resulted from the termination in 1998 of the Company's license agreement covering the sale of winter sports merchandise in North American stores. Under the agreement, the Company had received a fee of approximately 10% of licensee merchandise sales.

     Cost of merchandise sold, including buying and occupancy costs, increased 4.2% of sales, from 71.4% in 1997 to 75.6% in 1998. Merchandise costs increased 3.8% of sales, of which 1.5% was attributable to a $24.1 million inventory writedown taken to address aged inventory and anticipated markdowns at stores scheduled to close in 1999. Merchandise costs in 1998 reflect full year operating costs associated with the Company's first regional distribution center ("RDC"), which opened in November 1997 and became fully operational in 1998. The Company did not fully realize logistics savings expected as a result of the transition from direct store to regional distribution due to productivity and allocation problems encountered in the start-up phase of the RDC.

     SG&A expenses as a percent of sales were 25.7% in 1998, compared to 24.9% in the prior year. The 0.8% of sales increase was attributable to negative leveraging as a result of a decrease in sales productivity in 1998 compared to 1997.

     Pre-opening expense in 1998 was $11.2 million, compared to $10.6 million in the prior year. The Company opened 30 stores in 1998 versus 31 stores in 1997; however, pre-opening expense increased $0.6 million due to higher pre-opening occupancy charges at three stores opened in 1998.

    In 1998, the Company recorded total restructuring charges of $56.8 million, consisting of: $39.4 million for store exit costs related to 18 planned store closings; $3.9 million for corporate restructuring; and $13.5 million for asset impairments at six stores. The Company completed 15 store closings in early 1999. As a result of changing market conditions and favorable rent concessions, the Company determined that it would not close the remaining three stores, and has reversed the reserve balances for these locations. (See Note 4 of the Notes to Consolidated Financial Statements). The Company recorded $3.9 million in employment contract obligations to several departing executives in conjunction with changes to internal processes and strategic business functions.

    Operating loss was $88.9 million, or (5.6)% of sales in 1998, as compared to operating income of $40.7 million, or 2.8% of sales, in 1997. Operating loss before pre-opening expense, goodwill amortization and restructuring charges was $18.9 million, or (1.2)% of sales in 1998, as compared to income of $57.5 million, or 3.9% of sales in 1997.

     Interest, net was $12.0 million in 1998, as compared to $6.0 million in 1997. The increase of $6.0 million was primarily attributable to an increase in short-term borrowings as well as a decrease in interest income from short-term investments.

     Income tax benefit in 1998 was $35.0 million with an effective tax rate of 34.7%, as compared to income tax expense in 1997 of $14.7 million with an effective tax rate of 42.4%. The decrease in the effective tax rate was due, in part, to a $4.2 million tax charge included in the 1998 restructuring charges. The charge related primarily to a writedown of deferred tax assets of the Canadian subsidiary based on a determination that a portion of the subsidiary's net operating losses may expire before being utilized. Exclusive of this charge, the 1998 effective tax rate was 38.9%.

     As a result of the foregoing factors, net loss in 1998 was $63.8 million, or (4.0)% of sales, as compared to net income of $22.2 million, or 1.5% of sales, in 1997.

     The results of operations for 1998 and 1997 include Mega Sports. Due to a reduction in the Company's ownership interest in the joint venture, the Company discontinued consolidation of Mega Sports beginning in fiscal 1999. Net losses of the joint venture were $4.2 million in 1998 and $4.5 million in 1997, of which the Company's share was $2.1 million and $2.3 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal capital requirements are to fund working capital needs and for capital expenditures on hardware and software upgrades, store refurbishments and new store openings. In 1999 these capital requirements were generally funded by revolving credit borrowings and real estate sale/leasebacks. Cash flows generated by (used for) operating, investing and financing activities for 1999, 1998 and 1997 are summarized below. The net (decrease) increase in cash and cash equivalents was ($4.2) million in 1999, $1.3 million in 1998 and ($90.6) million in 1997.

     Net cash (used for) provided by operations was ($78.9) million in 1999, as compared to $7.5 million in 1998 and ($2.0) million in 1997. The decrease in operating cash flows in 1999 was primarily due to management's decision to accelerate payments to vendors during the fourth quarter to alleviate vendor concerns after bankruptcy filings by other sporting goods retailers. Consequently, inventory financed by accounts payable decreased from 49.0% in 1998 to 26.9% in 1999. The remaining decrease resulted from payments of $10.3 million for store exit costs under the 1998 and 1997 store closing plans, and $1.7 million under several employment contracts with former executives. In 1999, the Company recorded additional reserves for stores expected to close in 2000. The Company estimates that it will pay a total of $12.7 million in store exit costs during fiscal 2000 under the store closing plans approved in 1997, 1998 and 1999.

     Net cash provided by (used for) investing was $11.1 million in 1999, as compared to ($78.2) million in 1998 and ($112.8) million in 1997. The increase in cash provided by investing activities resulted from the sale-leaseback of eight owned properties during 1999 for an aggregate sales price of $46.8 million, combined with a decline in capital expenditures due to a decrease in store openings. Capital expenditures were $31.6 million in 1999, and consisted of $13.6 million for upgrades to information systems, $9.5 million to refurbish existing stores, $5.6 million for three new stores, and $2.9 million for RDC and corporate improvements.

     Net cash provided by financing activities was $63.6 million in 1999 as compared to $72.0 million in 1998 and $24.1 million in 1997. Cash provided by financing activities consisted principally of borrowings under the revolving credit facility between the Company and a group of lenders led by Fleet Retail Finance Inc. (formerly BankBoston Retail Finance, Inc.) dated April 13, 1999, ("Credit Facility"). In December 1999, the Credit Facility was amended to increase maximum borrowings from $200 million to $275 million and to extend the maturity date of the facility from April 2002 to September 2003. The Credit Facility is secured by inventories, and borrowings are limited to a borrowing base determined largely with reference to eligible inventories. Borrowings increased $80.3 million in 1999, and were used to fund working capital needs, store refurbishment, upgrades to information systems and early retirement of long-term debt. The early retirement of debt reduced the outstanding principal amount of the Company's Notes, which mature in September 2001, by $23.5 million.

     The Company's working capital at January 29, 2000 was $62.1 million, compared with $30.5 million at January 24, 1999, an increase of $31.6 million. The increase resulted primarily from the deconsolidation of Mega Sports, which had negative working capital at January 24, 1999 of $22.0 million.

     The Company substantially cut back its expansion program in 1999, and intends to similarly limit expansion in 2000. It plans to open five new stores, and to finance the stores with operating leases. The Company estimates capital expenditures in 2000 will be approximately $30.0 - $35.0 million, primarily for refurbishment of existing stores and upgrades of information systems.

     During the first quarter of 2000, the Company purchased an additional $76.0 million in principal amount of its Notes for $56.2 million, excluding interest. The purchases reduced the remaining outstanding principal amount of the Notes to $50.0 million. The Company has announced its intention to purchase Notes from time to time, as conditions warrant.

     The Company believes that anticipated cash flows from operations, combined with borrowings under the Credit Facility, will be sufficient to fund working capital and finance capital expenditures through the next 12 months.

NEW ACCOUNTING PRONOUNCEMENT

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which is required to be adopted by the Company in fiscal year 2001. The Company generally does not use derivatives; accordingly, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

YEAR 2000

    In prior years, the Company disclosed the nature and progress of its plans to become Year 2000 compliant. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information and non-information technology systems, and believes those systems responded successfully to the Year 2000 date change.

    The Company expensed as incurred approximately $2.7 million on its Year 2000 compliance project, and expects no material costs in the future. The Company is not aware of any material problems resulting from Year 2000 issues, either with its internal systems or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the Year 2000 to ensure that any latent Year 2000 issues that may arise are resolved promptly.

SEASONALITY AND INFLATION

     The Company's annual business cycle is seasonal, with higher sales and correlated profits occurring in the second and fourth quarters. In fiscal 1999, the Company's sales trended as follows: 23.9% in the first quarter, 25.8% in the second quarter, 21.9% in the third quarter and 28.4% in the fourth quarter.

     Management does not believe inflation had a material effect on the financial statements for the periods presented.

FORWARD LOOKING STATEMENTS

     Refer to Forward Looking Statements in Part I.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
          ABOUT MARKET RISK

     The Company has no material exposure to the market risks covered by this Item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

Management's Responsibility for Financial Reporting                           27

Report of Independent Certified Public Accountants                            28

Report of Independent Certified Public Accountants                            29

Consolidated Statements of Operations for the fiscal years ended
   January 29, 2000, January 24, 1999 and January 25, 1998                    30

Consolidated Balance Sheets, as of January 29, 2000 and January 24, 1999      31

Consolidated Statements of Changes in Stockholders' Equity for the fiscal
    years ended January 29, 2000, January 24, 1999 and January 25, 1998       32

Consolidated Statements of Cash Flows for the fiscal years ended
    January 29, 2000, January 24, 1999 and January 25, 1998                   33

Notes to Consolidated Financial Statements                                    34

               MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL REPORTING

     Management is responsible for the integrity and consistency of all financial information presented in this Annual Report. The financial statements have been prepared in accordance with generally accepted accounting principles and include certain amounts based on Management's best estimates and judgments as required.

     Management has developed and maintains a system of accounting and controls designed to provide reasonable assurance that the Company's assets are protected from improper use and that accounting records provide a reliable basis for the preparation of financial statements. This system includes policies which require adherence to ethical business standards and compliance with all laws to which the Company is subject. This system is continually reviewed, improved and modified in response to changing business conditions and operations. The Company's comprehensive internal audit program provides for constant evaluation of the adequacy of and adherence to Management's established policies and procedures; the extent of the Company's system of internal accounting controls recognizes that the cost should not exceed the benefits derived. Management believes that assets are safeguarded and financial information is reliable.

     The financial statements of the Company have been audited by Ernst & Young LLP, independent certified public accountants. Their report, which appears herein, is based upon their audit conducted in accordance with generally accepted auditing standards. These standards include a review of the systems of internal controls and tests of transactions to the extent considered necessary by them for purposes of supporting their opinion.

     The Audit Committee of the Board of Directors is comprised solely of Directors who are not officers or employees of the Company. The Committee is responsible for recommending to the Board of Directors the selection of independent certified public accountants. It meets periodically and monitors the financial, accounting and auditing procedures of the Company in addition to reviewing the Company's financial reports. The Company's independent certified public accountants and The Sports Authority's internal auditors have full and free access to the Audit Committee.

/s/ MARTIN E. HANAKA                                 /s/ GEORGE R. MIHALKO
-----------------------                              -----------------------
Martin E. Hanaka                                     George R. Mihalko
Chief Executive Officer                              Chief Financial Officer

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

BOARD OF DIRECTORS AND STOCKHOLDERS
THE SPORTS AUTHORITY, INC.

We have audited the accompanying consolidated balance sheet of The Sports Authority, Inc. as of January 29, 2000, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Sports Authority, Inc. at January 29, 2000, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 4 to the Consolidated Financial Statements, in 1999 the Company changed its method for measuring impairment of goodwill.



                                                 /s/ ERNST & YOUNG LLP

Miami, Florida
March 27, 2000

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

TO THE STOCKHOLDERS AND BOARD OF DIRECTORS OF THE SPORTS AUTHORITY, INC.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of The Sports Authority, Inc. and its subsidiaries at January 24, 1999, and the results of their operations and their cash flows for each of the two years in the period ended January 24, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ PricewaterhouseCoopers LLP
------------------------------
PricewaterhouseCoopers LLP
Fort Lauderdale, Florida
April 6, 1999

                           THE SPORTS AUTHORITY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                                   Fiscal Year Ended
                                                       -------------------------------------------
                                                       January 29,     January 24,     January 25,
                                                           2000            1999            1998
                                                       -----------     -----------     -----------
Sales                                                  $ 1,492,860     $ 1,599,660     $ 1,464,565
License fees and rental income                               1,829             841           3,345
                                                       -----------     -----------     -----------
                                                         1,494,689       1,600,501       1,467,910
                                                       -----------     -----------     -----------
Cost of merchandise sold, including buying and
     occupancy costs                                     1,132,296       1,208,701       1,045,028
Selling, general and administrative expenses               394,963         410,730         365,363
Pre-opening expense                                          1,609          11,194          10,570
Goodwill amortization                                        1,963           1,963           1,963
                                                       -----------     -----------     -----------
                                                         1,530,831       1,632,588       1,422,924
                                                       -----------     -----------     -----------
Store exit costs                                             8,861          39,446           4,302
Corporate restructuring                                       (700)          3,930              --
Impairment of long-lived assets                             88,751          13,457              --
                                                       -----------     -----------     -----------
                                                            96,912          56,833           4,302
                                                       -----------     -----------     -----------
     Operating (loss) income                              (133,054)        (88,920)         40,684
                                                       -----------     -----------     -----------
Interest:
   Interest expense                                         17,657          13,197           8,544
   Interest income                                          (2,370)         (1,232)         (2,592)
                                                       -----------     -----------     -----------
     Interest, net                                          15,287          11,965           5,952
                                                       -----------     -----------     -----------
Gain on deconsolidation of joint venture                    (5,001)             --              --
                                                       -----------     -----------     -----------
(Loss) income before income taxes and
extraordinary gain                                        (143,340)       (100,885)         34,732
Income tax expense (benefit)                                22,721         (35,028)         14,730
Minority interest                                               --          (2,066)         (2,191)
                                                       -----------     -----------     -----------
(Loss) income before extraordinary gain                   (166,061)        (63,791)         22,193
Extraordinary gain, net of tax of $3,678                     5,517              --              --
                                                       -----------     -----------     -----------
     Net (loss) income                                 $  (160,544)    $   (63,791)    $    22,193
                                                       ===========     ===========     ===========
Basic and diluted earnings (loss) per common share:
    (Loss) income before extraordinary gain            $     (5.19)    $     (2.01)    $      0.70
    Extraordinary gain                                         .17              --              --
                                                       -----------     -----------     -----------
    Net (loss) income                                  $     (5.02)    $     (2.01)    $      0.70
                                                       ===========     ===========     ===========
Weighted average common shares outstanding:
    Basic                                                   32,003          31,768          31,513
                                                       ===========     ===========     ===========
    Diluted                                                 32,003          31,768          31,816
                                                       ===========     ===========     ===========

           See accompanying Notes to Consolidated Financial Statements

                           THE SPORTS AUTHORITY, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                January 29,   January 24,
                                                                   2000          1999
                                                                 ---------     ---------
ASSETS
Current Assets:
     Cash and cash equivalents                                   $  11,814     $  16,007
     Merchandise inventories                                       347,273       367,951
     Receivables and other current assets                           55,264        55,377
                                                                 ---------     ---------
         Total current assets                                      414,351       439,335

Net property and equipment                                         213,638       341,371
Other assets and deferred charges                                   15,014        67,928
Goodwill - net of accumulated amortization of $17,585
    at January 24, 1999                                                 --        48,820
                                                                 ---------     ---------
         Total Assets                                            $ 643,003     $ 897,454
                                                                 =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable - trade                                    $  93,584     $ 180,117
     Accrued payroll and other current liabilities                 111,392       139,468
     Current debt                                                  130,544        75,623
     Taxes other than income taxes                                  12,894        13,582
     Income taxes                                                    3,835            --
                                                                 ---------     ---------
         Total current liabilities                                 352,249       408,790

Long-term debt                                                     126,029       173,248
Other long-term liabilities                                         48,615        46,659
                                                                 ---------     ---------
         Total liabilities                                         526,893       628,697
                                                                 ---------     ---------
Commitments and contingencies

Minority interest                                                       --        (4,155)
Stockholders' Equity:
     Common stock, $.01 par value; 100,000 shares authorized;
         32,264 and 31,951 shares issued, respectively                 323           320
     Additional paid-in capital                                    251,991       251,024
     Deferred compensation                                            (574)         (531)
     (Accumulated deficit) retained earnings                      (135,109)       25,435
     Treasury stock, 55 and 56 shares, respectively, at cost          (521)         (527)
     Accumulated other comprehensive loss                               --        (2,809)
                                                                 ---------     ---------
         Total stockholders' equity                                116,110       272,912
                                                                 ---------     ---------
         Total Liabilities and Stockholders' Equity              $ 643,003     $ 897,454
                                                                 =========     =========

           See accompanying Notes to Consolidated Financial Statements

                           THE SPORTS AUTHORITY, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (In thousands)

                                                                                                           Accumulated
                                                                                       Retained               Other
                                               Common Stock      Additional            Earnings           Comprehensive
                                           --------------------   Paid-in   Deferred (Accumulated Treasury    Income
                                             Shares    Amount     Capital Compensation  Deficit)    Stock     (Loss)      Total
                                           --------------------------------------------------------------------------------------
Balance, January 26, 1997                     31,466  $     315  $ 245,621  $  (2,177) $  67,033  $    (381) $     (94) $ 310,317

  Common stock issued under stock plans           68          1      1,054       (124)                                        931
  Common stock retired under stock plans        (112)        (1)    (1,143)       144                                      (1,000)
  Amortization of deferred compensation                                           672                                         672
  Options issued under stock option plan                               125       (125)                                         --
  Stock options exercised                        127          1      1,504                                                  1,505
  Treasury stock acquired                        (10)                  (21)        21                  (113)                 (113)

  COMPREHENSIVE INCOME (LOSS):
    Net income                                                                            22,193                           22,193
    Cumulative translation adjustment                                                                             (954)      (954)
                                                                                                                        ---------
    Comprehensive income                                                                                                   21,239
                                           --------------------------------------------------------------------------------------
Balance, January 25, 1998                     31,539        316    247,140     (1,589)    89,226       (494)    (1,048)   333,551

  Common stock issued under stock plans          140          2      1,445       (794)                                        653
  Common stock re-issued under stock plans       105          1        999                                                  1,000
  Common stock retired under stock plans          (2)                  (25)        25                                          --
  Amortization of deferred compensation                                         1,827                                       1,827
  Stock options exercised                        120          1      1,465                                                  1,466
  Treasury stock acquired                         (7)                                                   (33)                  (33)

  COMPREHENSIVE LOSS:
    Net loss                                                                             (63,791)                         (63,791)
    Cumulative translation adjustment                                                                           (1,761)    (1,761)
                                                                                                                        ---------
    Comprehensive loss                                                                                                    (65,552)
                                           --------------------------------------------------------------------------------------
Balance, January 24, 1999                     31,895        320    251,024       (531)    25,435       (527)    (2,809)   272,912

  Common stock issued under stock plans          322          3      1,012       (660)                                        355
  Common stock retired under stock plans          (2)                  (25)        25                                          --
  Common stock cancelled under stock plans        (7)                  (20)                                                   (20)
  Treasury stock re-issued                         1                                                      6                     6
  Amortization of deferred compensation                                           592                                         592

COMPREHENSIVE LOSS:
   Net loss                                                                             (160,544)                        (160,544)
   Cumulative translation adjustment                                                                             2,809      2,809
                                                                                                                        ---------
   Comprehensive loss                                                                                                    (157,735)
                                           --------------------------------------------------------------------------------------
Balance, January 29, 2000                     32,209  $     323  $ 251,991  $    (574) $(135,109) $    (521) $      --  $ 116,110
                                           ======================================================================================

           See accompanying Notes to Consolidated Financial Statements

                           THE SPORTS AUTHORITY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                     Fiscal Year Ended
                                                                           -------------------------------------
                                                                          January 29,   January 24,   January 25,
                                                                              2000          1999          1998
                                                                           ---------     ---------     ---------
CASH PROVIDED BY (USED FOR):

OPERATIONS
     Net (loss) income                                                     $(160,544)    $ (63,791)    $  22,193
     Adjustment to reconcile net (loss) income to operating cash flows:
         Depreciation and amortization                                        46,908        47,921        37,314
         Gain on deconsolidation of joint venture                             (5,001)           --            --
         Gain on extinguishment of debt                                       (9,195)           --            --
         Cumulative translation adjustment                                     1,439        (1,761)         (954)
         Minority interest in net loss of joint venture                           --        (2,066)       (2,191)
         Loss on sale or disposal of property and equipment                    3,023           375           225
         Impairment of long-lived assets                                      88,751        13,457            --
         Accrual for store exit costs                                          8,861        39,446         4,302
         Corporate restructuring                                                (700)        3,930            --
         Change in deferred tax assets                                        43,313       (25,107)      (10,994)
         Decrease (increase) in other assets                                   3,167        (7,552)       (2,517)
         (Decrease) increase in other long-term liabilities                   (1,340)        5,993         4,908
     Cash (used for) provided by current assets and liabilities:
         Increase in income taxes receivable                                 (21,313)           --            --
         Increase in inventories                                              (5,544)      (40,289)      (48,085)
         (Decrease) increase in accounts payable                             (64,801)       31,605        (8,644)
         Other - net                                                          (5,921)        5,344         2,487
                                                                           ---------     ---------     ---------
         Net cash (used for) provided by operations                          (78,897)        7,505        (1,956)
                                                                           ---------     ---------     ---------
INVESTING
     Capital expenditures                                                    (31,640)      (84,561)     (114,271)
     Net proceeds from sale of property and equipment                         45,845             9         1,349
     Deconsolidation of joint venture                                         (3,127)           --            --
     Other - net                                                                 (16)        6,353           172
                                                                           ---------     ---------     ---------
         Net cash provided by (used for) investing                            11,062       (78,199)     (112,750)
                                                                           ---------     ---------     ---------
FINANCING
     Short-term borrowings, net                                               80,277        54,155        16,425
     Proceeds from long-term debt                                                 --        16,578         5,418
     Payments on long-term debt                                              (14,015)           --            --
     Proceeds from sale of stock                                                 353         2,068         2,403
     Proceeds from sale of (purchase of) treasury stock                            6           (33)         (113)
     Debt issuance costs                                                      (2,158)           --           (43)
     Reduction in capital lease obligations                                     (821)         (769)           --
                                                                           ---------     ---------     ---------
         Net cash provided by financing                                       63,642        71,999        24,090
                                                                           ---------     ---------     ---------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                          (4,193)        1,305       (90,616)
Cash and cash equivalents at beginning of year                                16,007        14,702       105,318
                                                                           ---------     ---------     ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                   $  11,814     $  16,007     $  14,702
                                                                           =========     =========     =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Interest paid, net of amount capitalized                              $  15,375     $  15,854     $   7,666
     Income taxes (refunded) paid, net                                        (7,177)        3,291        28,136


           See accompanying Notes to Consolidated Financial Statements

                           THE SPORTS AUTHORITY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  THE COMPANY

     The Sports Authority, Inc. ("The Sports Authority" or "Company") is the largest full-line sporting goods retailer in the United States. At January 29, 2000, the Company operated 201 full-line stores as well as two temporary clearance centers, substantially all in excess of 40,000 square feet, including 198 stores in 32 states across the United States and five stores in Canada. The Company ceased operating its five stores in Canada in March 2000.

     The Company's Japanese joint venture, Mega Sports Co., Ltd. ("Mega Sports") operates 19 THE SPORTS AUTHORITY stores in Japan pursuant to its license agreement with the Company. The Company is a minority owner in Mega Sports, which was formed in January 1995 pursuant to the Company's joint venture agreement with JUSCO Co., Ltd. ("JUSCO"), a major Japanese retailer which owns 9.4% of the Company's outstanding stock.

     The Company also owns 19.9% of TheSportsAuthority.com, Inc., a joint venture with Global Sports Interactive, Inc., a wholly-owned subsidiary of Global Sports, Inc., which operates the e-commerce business of the Company. Under the terms of the joint venture agreement, the Company's ownership interest can increase up to 49.9%. In addition, the Company has the option to purchase additional shares of TheSportsAuthority.com, Inc., up to 49.9%, upon certain events.

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The Company's significant accounting policies are described below.

     BASIS OF FINANCIAL STATEMENT PRESENTATION: The Company prepares its financial statements in conformity with generally accepted accounting principles. These principles require management to (1) make estimates and assumptions that affect the reported amounts of assets and liabilities, (2) disclose contingent assets and liabilities at the date of the financial statements and (3) report amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     FISCAL YEAR: During 1999, the Company revised its fiscal calendar to end the 1999 fiscal year on Saturday, January 29, 2000, and to cause all succeeding years to end on the Saturday closest to the end of January. This change added six days to the 1999 fiscal year, which were included in the Company's results of operations. Prior to 1999, the Company's fiscal year ended on the Sunday prior to the last Wednesday in January. The 1999 fiscal year consisted of 53 weeks. The 1998 and 1997 fiscal years each consisted of 52 weeks and ended on January 24, 1999 and January 25, 1998, respectively.

     BASIS OF CONSOLIDATION: The Company includes its wholly-owned and majority-owned subsidiaries in the consolidated financial statements. All intercompany transactions and amounts have been eliminated in consolidation.

                           THE SPORTS AUTHORITY, INC.

     EARNINGS PER SHARE: A reconciliation of the basic and diluted EPS computations is illustrated below:

(IN THOUSANDS, EXCEPT PER SHARE DATA)                   1999          1998          1997
                                                     -------------------------------------
BASIC EPS COMPUTATION

(Loss) income before extraordinary gain              $(166,061)    $ (63,791)    $  22,193
                                                     ---------     ---------     ---------
Weighted average common shares                          32,003        31,768        31,513
                                                     ---------     ---------     ---------
Basic earnings (loss) before extraordinary gain
   per common share                                  $   (5.19)    $   (2.01)    $    0.70
                                                     =========     =========     =========
DILUTED EPS COMPUTATION

(Loss) income before extraordinary gain              $(166,061)    $ (63,791)    $  22,193
                                                     ---------     ---------     ---------
Weighted average common shares                          32,003        31,768        31,513
Effect of stock options                                     --            --           303
                                                     ---------     ---------     ---------
     Total shares                                       32,003        31,768        31,816
                                                     ---------     ---------     ---------
Diluted earnings (loss) before extraordinary gain
   per common share                                  $   (5.19)    $   (2.01)    $    0.70
                                                     =========     =========     =========

     The computation of diluted EPS for all years presented excludes shares issuable under the Company's 5.25% Convertible Subordinated Notes because the issuance of the shares would be antidilutive. For 1999 and 1998, the computation also excludes the effect of stock options, which would be antidilutive due to the Company's net losses.

     CASH AND CASH EQUIVALENTS: The Company considers cash on hand in stores, deposits in banks, certificates of deposit and short-term marketable securities with original maturities of 90 days or less to be cash and cash equivalents.

     INVENTORIES: Merchandise inventories are valued on a first-in, first-out
(FIFO) basis at the lower of cost or market using the retail inventory method.

     PROPERTY AND EQUIPMENT: Land, buildings, leasehold improvements and furniture, fixtures and equipment are recorded at cost. Depreciation is provided over the estimated useful lives of related assets on the straight-line method for financial statement purposes and on accelerated methods for income tax purposes. Most store properties are leased and improvements are amortized over the term of the lease but not more than 10 years. Other estimated useful lives include 40 years for building, seven years for store fixtures and five years for other furniture, fixtures and equipment.

                           THE SPORTS AUTHORITY, INC.

     IMPAIRMENT OF PROPERTY AND EQUIPMENT: In accordance with Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Company evaluates the carrying value of property and equipment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. An impairment loss is recorded when the net book value of assets exceed their fair value, as measured by projected undiscounted future cash flows.

     GOODWILL: Prior to the Company's Initial Public Offering ("IPO") on November 23, 1994, the Company was a wholly-owned subsidiary of Kmart Corporation ("Kmart"). Goodwill represents the excess of Kmart's cost to acquire the Company over the fair value of the assets as of March 2, 1990, the date Kmart acquired the Company. The Company has historically amortized goodwill over 40 years using the straight-line method, and has evaluated the recoverability of its carrying value using projected undiscounted cash flows. In 1999, the Company changed the method by which it evaluates the recoverability of goodwill to the market value method. As a result of this change, the Company recorded an impairment charge for the remaining carrying value of its goodwill. (See Note 4 of the Notes to Consolidated Financial Statements.)

     FINANCIAL INSTRUMENTS: The following methods and assumptions were used to estimate fair value of the Company's financial instruments:

         /bullet/ The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term nature.

         /bullet/ The fair value of the Company's note receivable is based on current interest rates and repayment terms of the note.

         /bullet/ The carrying value of current debt approximates fair value due to its short term-nature.

         /bullet/ Market prices were used to determine the fair value of the 5.25% Convertible Subordinated Notes (the "Notes").

     As of January 29, 2000, the Notes outstanding had a carrying value of $126.0 million and a fair value of $92.0 million, and the note receivable had a carrying value of $5.2 million and a fair value of $4.6 million.

     REVENUE RECOGNITION, LICENSE FEES AND RENTAL INCOME: Merchandise sales are recognized at the point of sale. The Company has license agreements with Mega Sports and TheSportsAuthority.com, Inc. under which the Company receives royalty fees. (See Note 3 of the Notes to Consolidated Financial Statements.) Additionally, the Company sells diving merchandise in three locations through a license agreement under which the Company receives a percentage of product sales in exchange for rent and services. Such license fees and rental income are recognized on an accrual basis. Sales of licensee merchandise are excluded from total sales.

                           THE SPORTS AUTHORITY, INC.

     ADVERTISING COSTS: Production costs are expensed upon first showing of the advertising, and other advertising costs are generally expensed as incurred. The Company participates in cooperative advertising with its vendors under which a portion of advertising costs are reimbursed to the Company. Advertising expenditures, net of cooperative advertising reimbursements, were $51.4 million, $47.0 million and $42.1 million in 1999, 1998 and 1997, respectively.

     PRE-OPENING COSTS: In 1999, the Company adopted Statement of Position No. 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities." SOP 98-5 requires that start-up and pre-opening costs be expensed as incurred effective for fiscal years beginning after December 15, 1998. Previously, start-up costs were expensed in the month the store opened. The adoption of SOP 98-5 did not have a material impact on the Company's consolidated results of operations or financial position in 1999.

     STORE CLOSING COSTS: The Company provides for future net lease obligations, severance payments and other expenses related to store closings in the period that the Company commits to a plan of exit. Reserves are evaluated periodically based on actual costs, and are adjusted for material changes in estimates.

     INCOME TAXES: The Company provides for income taxes currently payable or receivable, deferred income taxes resulting from temporary differences between the book and tax bases of assets and liabilities, and valuation allowances on its deferred tax assets in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes."

     FOREIGN CURRENCY TRANSLATION: The financial statements of the Company's foreign subsidiaries were maintained in their functional currencies and translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52. Assets and liabilities were translated at current exchange rates existing at the balance sheet date and stockholders' equity was translated at historical exchange rates. Revenues and expenses were translated at the average exchange rate for the period. In 1999, the Company recognized cumulative translation adjustments of $2.8 million due to the deconsolidation of Mega Sports and discontinuance of operations in Canada.

     COMPREHENSIVE INCOME: Comprehensive income (loss) represents the change in equity arising from non-owner sources, including net income (loss) and other comprehensive income items such as foreign currency translation adjustments and minimum pension liability adjustments. The Company's comprehensive income (loss) consists of net income (loss) and foreign currency translation adjustments.

                           THE SPORTS AUTHORITY, INC.

     NEW ACCOUNTING PRONOUNCEMENT: In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which is required to be adopted by the Company in fiscal year 2001. The Company generally does not use derivatives; accordingly, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

     RECLASSIFICATION: Certain amounts in the prior year's financial statements have been reclassified to conform to the current year's presentation.

NOTE 3:  RELATED PARTY TRANSACTIONS

JAPANESE JOINT VENTURE:

     In March 1999, the Company sold 32% of its 51% ownership interest in Mega Sports to JUSCO for $1.1 million. In May 1999, JUSCO made an additional capital contribution to the joint venture, not matched by the Company, which further reduced the Company's ownership to 8.4%. As a minority owner, the Company discontinued consolidation of the joint venture in 1999, and recorded a $5.0 million gain on deconsolidation.

     The Company has a license agreement with Mega Sports which permits Mega Sports to use certain trademarks, technology and know-how of the Company in exchange for royalty fees of 1.0% of Mega Sports' gross sales in 1999, 1.1% in 2000 and 1.2% in 2001 through 2005. Mega Sports has the option of extending the new license agreement for three ten-year periods expiring in 2035. The Company's results of operations in 1999 include royalty fees of $1.6 million pursuant to the license agreement. In 1998 and prior years, royalty fees were eliminated due to consolidation of the joint venture in the Company's results of operations.

     JUSCO provides management and other services to Mega Sports pursuant to a services agreement with the joint venture, for which it receives a fee equal to 1.0% of Mega Sports' gross sales and reimbursement of reasonable expenses. The Company's financial statements for fiscal 1998 and 1997 include fees paid by Mega Sports to JUSCO totaling $849,000 and $487,000, respectively.

E-COMMERCE JOINT VENTURE:

     In May 1999, the Company entered into a license agreement with TheSportsAuthority.com, Inc. ("TSA.com") which licenses certain trademarks, service marks, domain names, content, purchasing power and vendor relationships to the joint venture. The license agreement expires on December 31, 2014 or upon the earlier termination of other agreements with or relating to TSA.com. The Company and TSA.com also entered into an e-commerce agreement under which the Company will furnish certain purchasing, merchandising and management services, for which TSA.com will reimburse all reasonable

                           THE SPORTS AUTHORITY, INC.

costs incurred, while TSA.com will furnish all the services necessary to operate the e-commerce website. Royalty fees under the license agreement included in the Company's operating results in 1999 were nominal.

NOTE 4:  RESTRUCTURING AND IMPAIRMENT CHARGES

STORE EXIT COSTS:

     In 1999, the Company recorded store exit costs of $8.9 million, of which $6.2 million related to the announced closure of five stores in Canada. The Company is discontinuing its Canadian operations based on poor store performance and its decision to focus Company resources on domestic markets. Remaining exit costs of $2.7 million related to the planned closure of two stores in the United States and, to a lesser extent, the adjustment of reserves established for the 1998 and 1997 store closing plans. Canadian store sales were $28.4 million, $31.0 million and $29.3 million in 1999, 1998 and 1997, respectively, and operating losses excluding restructuring charges were $4.4 million, $3.7 million and $4.0 million, respectively.

     The Company recorded store exit charges of $39.4 million in 1998 for the planned closure of eighteen underperforming stores, including two in Canada. As a result of favorable market and lease factors, the Company decided not to close three stores, and has reversed its store exit reserves for these locations. The remaining fifteen stores were closed in the first quarter of 1999. The Company paid approximately $8.6 million in lease and related costs, $1.2 million in other exit costs and $0.5 million in employee severance payments to approximately 500 employees during 1999.

     The 1997 charge of $4.3 million related to the closing of three stores and two off-site receiving facilities. The two receiving facilities were consolidated into the Company's regional distribution center, which opened in November 1997. As of January 29, 2000, reserves under the 1997 store closing plan consisted primarily of the remaining lease obligation for one store.

     During 1999, the Company evaluated the adequacy of its store exit reserves based on current information with respect to the marketability of these locations. Based on this evaluation, the Company increased its reserves for lease and other exit costs at certain locations. This increase was partially offset by a reduction in reserves for two lease assignments and one sublease completed in 1999, as well as the reversal of reserves for stores that will remain open. The net effect of these adjustments was to increase reserves by approximately $0.7 million.

                           THE SPORTS AUTHORITY, INC.

     Following is a reconciliation of store exit reserves:

                                         Lease and
                                          Related      Fixed       Employee
(IN THOUSANDS)                          Obligations    Assets     Severance      Other        Total
                                         ------------------------------------------------------------
Balance at January 25, 1998              $  2,015     $  1,823     $     50     $    350     $  4,238

Reserves for 1998 store closing plan       26,571       11,777          657          441       39,446
Reclassification of accrued step rent       4,443                                               4,443
Payments and asset disposals                 (610)      (4,336)         (36)        (130)      (5,112)
                                         --------     --------     --------     --------     --------
Balance at January 24, 1999                32,419        9,264          671          661       43,015

Reserves for 1999 store closing plan        7,540           --          251          372        8,163
Adjustment of prior year reserves             413         (494)        (189)         969          699
Reclassification of accrued step rent         673           --           --           --          673
Payments and asset disposals               (8,573)      (8,496)        (485)      (1,193)     (18,747)
                                         --------     --------     --------     --------     --------
Balance at January 29, 2000              $ 32,472     $    274     $    248     $    809     $ 33,803
                                         ========     ========     ========     ========     ========

CORPORATE RESTRUCTURING:

     In 1998, the Company recorded a $3.9 million charge for employment contract obligations to several departing executives. The Company charged payments of $1.7 million and $0.6 million to the reserve in 1999 and 1998, respectively, and has substantially satisfied its remaining obligations under these contracts. In the first quarter of 1999, the Company negotiated the settlement of one contract and reduced the corporate restructuring reserve by $0.7 million.

IMPAIRMENT OF LONG-LIVED ASSETS

    The Company recorded impairment charges on property and equipment of $41.9 million and $13.5 million in 1999 and 1998, respectively. The impairment charges were recorded pursuant to SFAS 121, which requires that long-lived assets be evaluated for impairment whenever events and circumstances, including consecutive loss years, indicate that the carrying value of assets may not be recoverable. The Company wrote off assets at 40 stores in 1999, and six stores in 1998, based on a determination that the carrying value of assets at these locations exceeded estimated future cash flows. The 1999 charge includes $2.4 million for stores being closed or relocated. Of this amount, $1.9 million relates to the five Canadian stores which were closed in March 2000, $0.5 million relates to the two domestic stores expected to be closed by the third quarter of 2000 and $1.4 million relates to two owned properties which were closed in 1999. The remainder of the 1999 charge relates to 33 stores which continue in operation.

                           THE SPORTS AUTHORITY, INC.

     In 1999, the Company changed its method of evaluating the recoverability of goodwill from the undiscounted cash flow method to the market value method. Under the market value method, impairment is measured by the excess of the Company's net book value over its market capitalization. The Company believes the market value method is preferable because it results in a more objective measurement of recoverability and better reflects the value of goodwill as perceived by investors. Since the excess of the Company's net book value over its market capitalization exceeded the carrying value of the Company's goodwill, the change in method resulted in the write off of the remaining carrying value of goodwill of $46.9 million, or ($1.47) per share. This change represents a change in method which is inseparable from a change in estimate and, accordingly, the effect of the change has been reflected as an impairment charge in the accompanying 1999 statement of operations.

NOTE 5:  RECEIVABLES AND OTHER CURRENT ASSETS

Receivables and other current assets consists of the following:

                                                   January 29,   January 24,
(IN THOUSANDS)                                        2000          1999
                                                    -----------------------
Income taxes receivable                             $  22,976     $      --
Other receivables, net of allowances of $1,820
and $1,571, respectively                               18,289        24,801
Prepaid expenses                                       13,999        19,453
Deferred income taxes (See Note 8)                         --        11,123
                                                    ---------     ---------
     Total                                          $  55,264     $  55,377
                                                    =========     =========

NOTE 6:  PROPERTY AND EQUIPMENT

Net property and equipment consists of the following:

                                                   January 29,   January 24,
(IN THOUSANDS)                                        2000          1999
                                                    -----------------------
Land                                                $  38,946     $  68,581
Buildings                                              64,991        98,936
Leasehold improvements                                 60,566        96,130
Furniture, fixtures and equipment                     186,464       206,521
Property under capital leases                           2,332         7,192
Construction in progress                                  140            27
                                                    ---------     ---------
                                                      353,439       477,387
Less - accumulated depreciation and amortization     (139,801)     (136,016)
                                                    ---------     ---------
     Total                                          $ 213,638     $ 341,371
                                                    =========     =========

                           THE SPORTS AUTHORITY, INC.

NOTE 7:  OTHER ASSETS AND DEFERRED CHARGES

Other assets and deferred charges consists of the following:

                                                   January 29,   January 24,
(IN THOUSANDS)                                        2000          1999
                                                    -----------------------
Deferred income taxes (See Note 8)                  $      --     $  32,201
Note receivable                                         5,182         5,280
Lease acquisition costs, net of amortization            4,363        10,123
Debt issuance costs and loan fees                       2,837         2,095
Deferred loss on sale/leaseback of property             2,235            --
Leasehold and other deposits                              397        17,703
Other                                                      --           526
                                                    ---------     ---------
     Total                                          $  15,014     $  67,928
                                                    =========     =========

     In June 1996, the Company paid Kmart $5.5 million in principal and accrued interest in exchange for a participation in a privately placed mortgage note. Under the terms of the mortgage note, principal is receivable annually and interest semi-annually over the remaining period of 16 years at an interest rate of 8.4%.

     Lease acquisition costs consist primarily of the acquisition of nine leases of two former sporting goods retailers. The costs of the leases were deferred and are being amortized on a straight-line basis over the remaining lease terms of the stores. In 1999, lease acquisition costs of $3.0 million related to five stores were written off as impaired. The Company sold its rights under one lease in conjunction with the sale-leaseback of eight owned properties in 1999.

     Debt issuance costs relate to the Company's long-term convertible debt and are being amortized over the five-year term of the debt using the effective interest method. The Company wrote off $0.3 million in debt issuance costs in conjunction with its purchase of Notes in 1999. Loan fees relate to the Credit Facility and are being amortized on a straight-line basis over the term of the Agreement.

    During 1999, the Company sold eight properties under a sale-leaseback agreement with SPI Holdings, LLC. The properties were sold for an aggregate sales price of $46.8 million, and resulted in a loss on sale of $3.1 million. The Company recognized $0.9 million of this loss in 1999, representing the excess of the carrying value of the assets sold over their fair market value. The remaining loss was deferred and is being amortized over the lease term, which is 20 years for all properties. Proceeds from the sale were used primarily to pay down existing debt.

                           THE SPORTS AUTHORITY, INC.

     Leasehold deposits in 1998 consisted primarily of store leasing costs in Japan which are now excluded from the Company's consolidated financial statements due to the deconsolidation of Mega Sports.

NOTE 8:  INCOME TAXES

(Loss) income before income taxes is as follows:

(IN THOUSANDS)                                1999        1998         1997
                                           ----------------------------------
United States                              $(130,985)  $ (88,332)    $ 43,149
 Foreign                                     (12,355)    (12,553)      (8,417)
                                           ---------   ---------     --------
         Total                             $(143,340)  $(100,885)    $ 34,732
                                           =========   =========     ========

The provision (benefit) for income taxes consists of:

(IN THOUSANDS)                                1999        1998         1997
                                            ---------------------------------
Current:
     Federal                                $(18,599)   $ (5,441)    $ 19,471
     State and local                           1,685      (1,500)       3,300
                                            --------    --------     --------
                                             (16,914)     (6,941)      22,771
                                            --------    --------     --------
Deferred:
     Federal                                  34,012     (22,012)      (4,917)
     State and local                           3,596      (6,050)      (1,388)
     Foreign                                   5,705         (25)      (1,736)
                                            --------    --------     --------
                                              43,313     (28,087)      (8,041)
                                            --------    --------     --------
         Total                              $ 26,399    $(35,028)    $ 14,730
                                            ========    ========     ========

The provision (benefit) for income taxes is included in the Company's Statements of Operations as follows:

(IN THOUSANDS)                                1999        1998         1997
                                            ---------------------------------
Income tax expense (benefit)                $ 22,721    $(35,028)    $ 14,730
Income tax expense on extraordinary gain       3,678          --           --
                                            --------    --------     --------
         Total                              $ 26,399    $(35,028)    $ 14,730
                                            ========    ========     ========

                           THE SPORTS AUTHORITY, INC.

A reconciliation of the federal statutory rate to the Company's effective tax rate follows:

(IN THOUSANDS)                                               1999                 1998                1997
                                                     ----------------------------------------------------------
Federal statutory rate                               $(50,169)   (35.0)%  $(35,310)   (35.0)%  $ 12,156    35.0%
State and local taxes, net of federal tax benefit       3,433      2.4      (4,908)    (5.0)      1,243     3.6
Change in valuation allowance                          61,958     43.2          --     --            --    --
Goodwill                                               17,087     11.9         687      0.7         687     2.0
Foreign tax rate differential                          (1,167)    (0.8)      3,617      3.5         412     1.2
Other                                                  (4,743)    (3.3)        886      1.1         232     0.6
                                                     --------   ------    --------   ------    --------  ------
     Total                                           $ 26,399     18.4%   $(35,028)   (34.7)%  $ 14,730    42.4%
                                                     ========   ======    ========   ======    ========  ======

Deferred tax assets and liabilities resulted from the following:

                                                        January 29,  January 24,
(IN THOUSANDS)                                             2000         1999
                                                         --------     --------
Deferred tax assets:
Short-term:
     Inventory                                           $    774     $    920
     Accruals and other liabilities                        11,167        9,829
     Other                                                     --          374
                                                         --------     --------
         Total short-term                                  11,941       11,123
                                                         --------     --------
Long-term:
     Accruals and other liabilities                        12,323        6,930
     Property and equipment - foreign                          --          972
     Canada excess liabilities                              3,221        2,501
     Restructuring charges                                 26,848       24,018
     Net operating loss carryforwards                      13,212           --
     AMT credit carryforwards                               1,274           --
     Other                                                  1,796        1,925
                                                         --------     --------
         Total long-term                                   58,674       36,346
                                                         --------     --------
         Total deferred tax assets                         70,615       47,469
         Less:  valuation allowance                       (61,958)          --
                                                         --------     --------
         Deferred tax assets, net of allowance              8,657       47,469
                                                         --------     --------
Deferred tax liabilities:
Short-term:
     Other                                                     --           11
                                                         --------     --------
         Total short-term                                      --           11
                                                         --------     --------
Long-term:
     Property and equipment                                 7,763        3,762
     Other                                                    894          383
                                                         --------     --------
         Total long-term                                    8,657        4,145
                                                         --------     --------
         Total deferred tax liabilities                     8,657        4,156
                                                         --------     --------
         Net deferred tax assets                         $     --     $ 43,313
                                                         ========     ========

                            THE SPORTS AUTHORITY, INC

     The Company has a net operating loss carryforward for federal income tax purposes of approximately $21.5 million, net of a federal net operating loss carryback claim of $57.2 million. The federal net operating loss carryforward will expire in the Company's fiscal year ending January 2020. In addition, the Company has $1.3 million of federal alternative minimum tax credit carryforwards which are not subject to expiration. The Company has state income tax net operating loss carryforwards of approximately $114.1 million, also expiring in varying amounts through the Company's fiscal year ending January 2020. The federal and state net operating loss and tax credit carryforwards could be subject to limitation if, within any three year period prior to the expiration of the applicable carryforward period, there is a more than 50% change in the ownership of the Company.

     In 1999, the Company established a valuation allowance in the amount of $62.0 million for its net deferred tax assets because the realization of deferred tax assets in excess of deferred tax liabilities cannot be reasonably assured given the recent cumulative losses incurred by the Company. Additionally, the Company wrote off approximately $5.7 million of deferred tax assets attributable to its Canadian subsidiary. The deferred tax assets will not be realized due to the Company's decision to terminate its operation in Canada. The Company had previously written down the Canadian deferred tax assets by $3.6 million during 1998.

NOTE 9:  CURRENT DEBT

Current debt consists of the following:

                                               January 29, January 24,
(IN THOUSANDS)                                    2000        1999
                                                --------------------
Revolving credit facility                       $129,725    $ 49,472
Current portion of capital lease obligations         819       1,707
Short-term loans                                      --      24,444
                                                --------    --------
     Total                                      $130,544    $ 75,623
                                                ========    ========

    On April 13, 1999, the Company entered into a three year, $200 million revolving credit facility (the "Credit Facility") with a group of lenders led by BankBoston Retail Finance Inc. (now Fleet Retail Finance Inc.) to replace the Company's prior $160 million revolving credit facility which matured on April 26, 1999. In December 1999, the Credit Facility was amended to increase maximum borrowings to $275 million and to extend the term of the Credit Facility to September 2003. Borrowings bear interest at the election of the Company at either the Base Rate or the Eurodollar Rate, both as defined in the Credit Facility. The Eurodollar Rate includes an interest rate margin, which is 1.75% to 2.25% under the amended Credit Facility, compared to the initial margin of 1.75%. The Company's weighted average interest rates on revolving credit borrowings were 7.4% and 6.6% in 1999 and 1998, respectively.

                           THE SPORTS AUTHORITY, INC.

     The Credit Facility limits borrowings to a borrowing base determined largely with reference to eligible inventory balances.

     Short-term loans in 1998 consisted of bank loans owed by Mega Sports, which are now excluded from the Company's consolidated financial statements due to the deconsolidation of Mega Sports.

NOTE 10:  LONG-TERM DEBT

Long-term debt consists of the following:

                                                 January 29, January 24,
(IN THOUSANDS)                                      2000        1999
                                                  --------------------
5.25% Convertible Subordinated Notes              $126,029    $149,500
Term loans                                              --      19,217
Long-term portion of capital lease obligations          --       4,531
                                                  --------    --------
     Total                                        $126,029    $173,248
                                                  ========    ========

     The 5.25% Convertible Subordinated Notes mature on September 15, 2001, and are convertible at the option of the holders into an aggregate of 3,861,774 shares of the Company's common stock at any time until the maturity date, at a conversion price of $32.635 per share, subject to adjustment in certain events. Interest is payable semi-annually, on March 15 and September 15 of each year. The Notes are redeemable at the option of the Company at any time on or after September 15, 1999 at declining redemption prices beginning with 102.1% of par at September 15, 1999. The Notes are unsecured obligations of the Company subordinated in right of payment to all existing and future Senior Indebtedness, as defined in the Indenture pursuant to which the Notes were issued.

      In August 1999, the Company purchased $23.5 million principal amount of Notes on the open market, for a purchase price of $14.0 million excluding interest. The Company recorded an extraordinary gain on the transaction of $5.5 million, net of tax. Subsequent to January 29, 2000, an additional $76.0 million principal amount of Notes were acquired for an aggregate purchase price of $56.2 million.

     Term loans in 1998 related to a series of unsecured loans between Mega Sports and several Japanese banks, which are now excluded from the Company's financial statements due to the deconsolidation of Mega Sports.

     Interest expense in the accompanying Consolidated Statements of Operations is net of capitalized interest of $762,000 and $844,000 in 1998 and 1997, respectively. No amounts were capitalized in 1999.

                           THE SPORTS AUTHORITY, INC.

NOTE 11:  OTHER LONG-TERM LIABILITIES

Other long-term liabilities consists of the following:

                                          January 29,    January 24,
(IN THOUSANDS)                               2000           1999
                                           ----------------------
Step rent accrual                          $28,737        $24,398
Long-term portion of store exit reserve     19,878         21,414
Other                                           --            847
                                           -------        -------
     Total                                 $48,615        $46,659
                                           =======        =======

     A majority of the Company's store leases contain fixed escalation clauses. Rental expense for such leases is recognized on a straight-line basis with adjustments to the corresponding step rent accrual.

     The store exit reserve consists primarily of accrued lease obligations and costs, net of estimated future sublease income, related to the Company's store closing plans. (See Note 4 of the Notes to Consolidated Financial Statements.)

NOTE 12:  COMMITMENTS AND CONTINGENCIES

     Prior to the Company's IPO on November 23, 1994, the Company was a wholly-owned subsidiary of Kmart. Kmart continues to guarantee approximately 59 leases in effect or committed to as of the date of the IPO. Pursuant to a Lease Guaranty, Indemnification and Reimbursement Agreement ("Indemnification Agreement"), the Company has agreed to indemnify Kmart for any losses incurred by Kmart as a result of actions or omissions on the part of the Company, as well as for all amounts paid by Kmart pursuant to Kmart's guarantees of the Company's leases. In addition, Kmart has certain rights to acquire leased stores guaranteed by Kmart if its losses or unreimbursed guaranty payments exceed certain levels or the Company fails to meet certain financial performance ratios.

     Leases with respect to five of the Company's stores serve as collateral for certain mortgage pass-through certificates (the "Certificates"). The Certificates include a provision which would permit the holders of the mortgage pass-through certificates to require the Company or, upon the Company's failure, Kmart, to repurchase the underlying mortgage notes in certain events, including the failure by the Company to make payments of rent under the related lease, the failure by Kmart to maintain required debt ratings or the termination of the guarantee by Kmart of the Company's obligations under the related lease. In the event the Company is required to repurchase all of the underlying mortgage notes, the Company would be obligated to either refinance or pay approximately $26 million.

                           THE SPORTS AUTHORITY, INC.

     The lease with respect to one of the Company's stores serves as collateral for a privately placed mortgage note

(the "Note") which is also secured by leases of adjacent tenants. The Note, of which the principal amount is $3.5 million, may be put back to Kmart in certain events, including a decline in Kmart's debt rating. Under the Indemnification Agreement, the Company must reimburse Kmart for "losses" in connection with the Company's allocable share of Kmart's payments on the put of the Note.

     The Company is one of thirty-three defendants, including firearms manufacturers and retailers, in CITY OF CHICAGO AND COUNTY OF COOK V. BERETTA U.S.A. CORP. ET AL, Circuit Court of Cook County, Illinois, which suit was served on the Company on November 23, 1998. The complaint is based on legal theories of public nuisance and negligent entrustment of firearms and alleges that the defendant retailers sell firearms in the portion of Cook County outside Chicago that are found illegally in Chicago. The complaint seeks damages allocated among the defendants exceeding $358.1 million to compensate the City of Chicago and Cook County for their alleged costs (of which the complaint enumerates a total of $153 million) resulting from the alleged public nuisance. The complaint also seeks punitive damages and injunctive relief imposing additional regulations on the methods the defendant retailers use to sell firearms in Cook County. On February 10, 2000, the Court dismissed the complaint's negligent entrustment count. The plaintiffs filed an amended complaint with the Court's permission on March 27, 2000, which contains both the public nuisance and negligent entrustment counts.

     There are various other claims, lawsuits and pending actions against the Company incident to its operations. In the opinion of management, the ultimate resolution of these matters will not have a material effect on the Company's liquidity, financial position or results of operations.

NOTE 13:  LEASES

     The Company conducts operations primarily in leased facilities. Store leases are generally for terms of 10 to 25 years with multiple five-year renewal options which allow the Company to extend the term of the lease up to 25 years beyond the initial noncancellable term. Certain leases require the Company to pay additional amounts, including rental payments based on a percentage of sales, and executory costs related to taxes, maintenance and insurance. Some selling space has been sublet to other retailers in certain of the leased facilities. The Company also leases certain equipment used in the course of operations under operating leases.

                           THE SPORTS AUTHORITY, INC.

     Future minimum lease payments under noncancelable operating leases at January 29, 2000 were as follows:

(IN THOUSANDS)
Year:
     2000                                                       $    102,298
     2001                                                             99,088
     2002                                                             96,864
     2003                                                             94,157
     2004                                                             94,555
     Later years                                                     823,462
                                                                ------------
         Total minimum lease payments                              1,310,424
Less:  minimum sublease rental income                                (12,701)
                                                                ------------
Net minimum lease payments                                      $  1,297,723
                                                                ============

     A summary of operating lease rental expense and short-term rentals follows:

(IN THOUSANDS)                1999          1998          1997
                           -------------------------------------
Minimum rentals            $  89,482     $ 101,866     $  86,148
Percentage rentals               (69)           80           292
Less:  sublease rentals       (1,038)       (1,023)         (967)
                           ---------     ---------     ---------
     Total                 $  88,375     $ 100,923     $  85,473
                           =========     =========     =========

NOTE 14:  EMPLOYEE RETIREMENT PLANS

     Employees of the Company who meet certain requirements as to age and service are eligible to participate in The Sports Authority 401(k) Savings and Profit Sharing Plan and certain executives are eligible to participate in The Sports Authority Supplemental 401(k) Savings and Profit Sharing Plan. The Company's expense related to these plans was $2.4 million, $2.5 million and $2.3 million in 1999, 1998 and 1997, respectively.

     The Company has an unfunded supplemental executive retirement plan for certain executives of the Company. Pension benefits earned under the plan are primarily based on years of service at the level of Vice President or higher after June 1990 and average compensation, including salary and bonus. Pension expense was $761,000, $779,400 and $443,800 in 1999, 1998 and 1997,
respectively, and the accrued pension liability was $1.6 million and $1.2 million as of January 29, 2000 and January 24, 1999, respectively.

     The Company has assumed all obligations for senior executives previously covered under the Kmart supplemental executive retirement plan. The vested benefit obligation for pension benefits under the Kmart plan was $299,000 and $311,000 as of January 29, 2000 and January 24, 1999, respectively.

                           THE SPORTS AUTHORITY, INC.

NOTE 15:  STOCK PURCHASE, STOCK OPTION AND RESTRICTED STOCK PLANS

     In connection with the IPO, the Company adopted the Management Stock Purchase Plan (the "Management Plan") and the Employee Stock Purchase Plan (the "Employee Plan"). Under the Management Plan, the Company's senior management personnel were required, prior to May 1996, to receive a minimum of 20%, and were permitted to elect to receive up to 100%, of their annual incentive bonuses in the form of restricted common stock of the Company at a 20% discount from fair value. In addition, certain senior management personnel were given a one-time opportunity to invest up to $1.0 million each to purchase restricted common stock at the time of the IPO, at a 20% discount from the IPO price, net of the underwriting discount. For each restricted share of common stock so purchased, the Company granted the employee an option to purchase one additional restricted share of common stock at the IPO price, less the underwriting discount. Restricted shares of common stock purchased or acquired through exercise of options granted under the Management Plan are restricted from sale or transfer for three years from the date of purchase, except in the event of a change in control of the Company, as defined in the plan, and certain other events.

     The Employee Plan allows the Company's employees to purchase shares of the Company's common stock at a 15% discount from its fair market value. Shares purchased through the Employee Plan are restricted from sale or transfer for one year from the date of purchase, except in the event of a change in control of the Company, as defined in the plan, and certain other events.

     Under the 1994 Stock Option Plan (the "1994 Plan"), as amended, 2,274,591 shares of the Company's common stock have been reserved for option grants. Under the 1996 Stock Option and Restricted Stock Plan (the "1996 Plan"), the number of shares reserved for grants is 2,250,000, of which 1,950,000 are reserved for grants of options and 300,000 are reserved for the grant of restricted shares. The exercise price of options to be granted under these plans may not be less than the fair market value per share of common stock at grant date, except that options granted in lieu of a bonus may be granted at a price not less than 80% of the fair market value. The Compensation Committee of the Board (the "Committee") has sole discretion to determine the vesting and exercisability provisions of each option granted, except that no option may become exercisable and no option which is not granted in lieu of a bonus may vest until the optionee has completed at least one year of employment after the date of grant. Exercisability is accelerated on a change in control of the Company, as defined in the plan, and in certain other events. The term of each option may not exceed ten years from the date of grant. The Committee has sole discretion to determine the restricted period for each grant of restricted shares under the 1996 Plan, but in no event may the restricted period be less than six months after the date of grant. The restricted period is accelerated on a change in control of the Company, as defined in the plan, and in certain other events.

                           THE SPORTS AUTHORITY, INC.

     In May 1999, the stockholders approved the Performance Unit Plan. Under this plan, executive officers and certain other employees are eligible to receive cash payments based upon the Company's attainment of an earnings per share target measured over a three-year performance period unless otherwise specified by the Committee. The number of target performance units (with an initial unit value of $1.00 and a maximum unit value of $2.00) are established at the beginning of a performance period for each participant based on the participant's role and responsibilities and competitive levels of long-term compensation. The Plan is designed to be self-funding out of the Company's earnings and involves no stockholder dilution. The first eligible payments under the Plan will be for the two-year measurement period ending with 2000. No compensation expense was recognized under this plan in 1999.

     The Company recognizes compensation expense for the discount on restricted common stock purchased under the Management Plan. Such discounts are recognized as expense on a straight-line basis over the three-year period during which the shares are restricted from sale or transfer. The Company also recognizes compensation expense over the restricted period for shares granted under the 1996 Plan. The Company's expense related to the Management Plan and 1996 Plan was $343,000, $903,000 and $510,000 in 1999, 1998 and 1997, respectively.

     A summary of stock option activity is as follows:

                                                 1999                              1998                           1997
                                      ----------------------------------------------------------------------------------------------
                                                         Weighted                      Weighted                         Weighted
                                                         Average                       Average                           Average
                                         Shares      Exercise Price      Shares     Exercise Price       Shares      Exercise Price
                                      ----------------------------------------------------------------------------------------------
Outstanding at beginning of year         2,934,197   $     12.36       2,323,885   $     14.86        2,014,136      $     13.34
     Granted                             1,469,725          3.97        1,314,321         9.81          627,599            19.21
     Exercised                                   -             -        (120,413)        12.18         (130,395)           11.91
     Canceled                           (1,543,995)        11.32        (583,596)        16.65         (187,455)           15.20
                                      ------------                     ---------                     ----------
Outstanding at end of year               2,859,927          8.61        2,934,197        12.36        2,323,885            14.86
                                      ============                     ==========                    ==========
Exercisable at end of year                 773,202         14.35        1,105,226        12.72          726,936            11.91
                                      ============                     ==========                    ==========
Weighted average fair value of
options granted during year           $       1.82                     $     4.06                    $     8.31


                           THE SPORTS AUTHORITY, INC.

     A summary of stock options outstanding at January 29, 2000 is as follows:

                                        Options Outstanding                                         Options Exercisable
                      --------------------------------------------------------------     ------------------------------------------
                                              Weighted Average    Weighted Average                                  Weighted
      Range of           Outstanding at          Remaining          Exercise Price          Exercisable at           Average
  Exercise Prices       January 29, 2000      Life (in years)                              January 29, 2000      Exercise Price
------------------------------------------------------------------------------------     ------------------------------------------
$  2.81 - $  5.00         1,356,840                 8.9              $    3.89                  39,565            $    4.25
   5.01 -   10.75           481,700                 7.7                   9.19                  23,250                10.75
  10.76 -   24.88         1,021,387                 4.2                  14.62                 710,387                15.03
                          ---------                                                            -------
                          2,859,927                 7.0                   8.61                 773,202                14.35
                          =========                                                            =======
Available for
  grant at end of
  year                    1,163,856
                          =========

     The Company used the Black-Scholes option pricing model with the following weighted average assumptions in determining the fair value of options granted: expected volatility of 43% for 1999 and 37% for 1998 and 1997; risk-free interest rates of 5.6%, 5.2% and 6.4% for 1999, 1998 and 1997, respectively; and an expected life of 5 years.

     The Company applies Accounting Principles Board Opinion No. 25 ("APB 25") and related interpretations in accounting for its plans. Since the exercise prices of stock options granted equal or exceed the market value of the Company's stock on date of grant, no compensation cost has been recognized for the stock option plans. Had Statement of Financial Accounting Standards No. 123 been applied, compensation expense under the stock option plans and the Employee Plan would have been $0.8 million, $2.7 million and $3.2 million for 1999, 1998 and 1997, respectively, and net (loss) income and earnings (loss) per common share would have been as follows:

(IN THOUSANDS, EXCEPT PER
SHARE DATA)                                            1999             1998             1997
                                                  -------------------------------------------------
Net (loss) income                As reported      $   (160,544)    $   (63,791)     $     22,193
                                 Pro forma            (161,301)        (65,517)           20,286

Basic and diluted earnings
    (loss) per common share      As reported      $      (5.02)    $     (2.01)     $       0.70
                                 Pro forma               (5.04)          (2.06)             0.64

                           THE SPORTS AUTHORITY, INC.

NOTE 16:  SHAREHOLDER RIGHTS PLAN

     In September 1998, the Company's Board of Directors adopted a Shareholder Rights Plan and declared a dividend distribution of one "Right" per outstanding share of common stock. Each Right entitles the stockholder to buy a unit consisting of one one-thousandth of a share of Series A Junior Participating Preferred Shares (a "Unit") or, in certain circumstances, a combination of securities and assets of equivalent value at a purchase price of $50 per Unit, subject to adjustment. Each Unit carries voting and dividend rights that are intended to produce the equivalent of one share of common stock.

     The Rights become exercisable only if (i) a person or group acquires 20% or more of the Company's outstanding common stock, or (ii) a person or group announces a tender offer for 20% or more of the Company's outstanding common stock. In certain events the Rights entitle each stockholder to receive shares of common stock having a value equal to two times the exercise price of the Right, and the Rights of the acquiring person or group will become null and void. These events include, but are not limited to (i) a merger in which the Company is the surviving corporation, and (ii) acquisition of 20% or more of the Company's outstanding common stock other than through a tender offer that provides fair value to all stockholders. If the Company is acquired in a merger in which it is not the surviving corporation, or more than 50% of its assets or earning power is sold or transferred, each holder of a Right will have the right to receive, upon exercise, common shares of the acquiring company. The Company can redeem each Right for $.01 at any time prior to the Rights becoming exercisable. Rights that are not redeemed or exercised will expire on October 5, 2001.

                           THE SPORTS AUTHORITY, INC.

NOTE 17:  QUARTERLY HIGHLIGHTS (UNAUDITED)

                                                                                         1999 Quarter Ended
                                                                  -----------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)                                 April           July          October        January
                                                                  --------------- -------------- -------------- -------------------
Sales                                                             $    356,517    $    385,550   $  327,255     $ 423,538
Operating (loss) income                                                 (3,962)          7,787      (13,744)     (123,135)(a)(c)
(Loss) income before extraordinary gain                                 (1,471)          2,265      (10,748)     (156,107)(a)(b)(c)
Net (loss) income                                                       (1,471)          2,265       (5,231)     (156,107)
Diluted earnings (loss) before extraordinary gain
per common share                                                         (0.05)           0.07        (0.33)        (4.85)
Diluted earnings (loss) per common share                                 (0.05)           0.07        (0.16)        (4.85)

                                                                                         1998 Quarter Ended
                                                                  -----------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)                                 April           July          October        January
                                                                  --------------- -------------- -------------- -------------------
Sales                                                             $    346,464    $    427,238   $  366,973     $ 458,985
Operating (loss) income                                                 (4,263)          8,696      (98,913)(d)     5,560(e)
Net (loss) income                                                       (3,746)          3,827      (64,888)(d)     1,016(e)
Diluted earnings (loss) per common share                                 (0.12)           0.12        (2.04)         0.03


(a) During the fourth quarter of 1999, the Company recorded charges as follows: $8.9 million for store exit costs; $88.8 million for asset impairments; and $1.3 million for cumulative translation losses related to the Canadian subsidiary. The Company also recorded inventory-related charges aggregating $28.9 million for excess markdowns, liquidations in connection with store closings and inventory shrink.

(b) During the fourth quarter of 1999, the Company recorded $28.8 million for tax charges (net of expected tax refunds).

(c) During the fourth quarter of 1999, the Company reduced bonus and other accruals by approximately $3.1 million.

(d) During the third quarter of 1998, the Company recorded special charges as follows: $39.4 million for store exit costs; $3.9 million for corporate restructuring; and $13.5 for asset impairments. The Company also recorded merchandise cost adjustments aggregating $24.1 million for excess markdowns and liquidations in connection with store closings.

(e) Fourth quarter adjustments in 1998 had the effect of increasing operating income and net income by approximately $6.5 million and $3.8 million, respectively. These adjustments related primarily to reductions of bonus and other miscellaneous accruals.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Information concerning a change in the Company's independent public accountants is contained under the caption "Ratification of the Appointment of Independent Public Accountants" on page 24 of the Company's Proxy Statement dated April 28, 2000.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company, and their business experience during at least the past five years, are as follows:

     Martin E. Hanaka, age 50. Mr. Hanaka was elected as Chairman in November 1999, after having been elected Chief Executive Officer in September 1998, and having been elected as Vice Chairman and as a Director of the Company in February 1998. From August 1994 until October 1997, Mr. Hanaka served as President and Chief Operating Officer and as a director of Staples, Inc., an office supply retailer. Mr. Hanaka's extensive retail career has included serving as Executive Vice President of Marketing and as President and Chief Operating Officer of Lechmere, Inc. from September 1992 through July 1994, and serving in various capacities for 20 years at Sears Roebuck & Co., most recently as Vice President in charge of Sears Brand Central.

     James R. Tener, age 51. Mr. Tener joined the Company in June 1999 as Executive Vice President and Chief Operating Officer. He previously served as Executive Vice President for Store Operations of OfficeMax, Inc. an office supply retailer, from April 1996 to May 1999, as Chief Operating Officer of Busybody Inc., a specialty fitness equipment retailer, from March 1995 to April 1996, and as Senior Vice President for Operations of Pier 1 Imports, Inc., a decorative home furnishings retailer, from December 1989 to August 1994.

     George R. Mihalko, age 45. Mr. Mihalko joined the Company in September 1999 as Executive Vice President and Chief Financial Officer. He previously served as Senior Vice President, Chief Financial Officer and Treasurer of Pamida Holding Corporation, a general merchandise retailer, from 1995 to July 1999, and as Vice President and Treasurer of Pier 1 Imports, Inc. a decorative home furnishings retailer, from 1993 to 1995.

     Henry Flieck, age 52. Mr. Flieck joined the Company in October 1998 as Executive Vice President, Growth & Development. Mr. Flieck previously served as Senior Vice President of Real Estate for Staples, Inc., an office supply retailer, from 1989 to 1998.

     Arthur Quintana, age 50. Mr. Quintana joined the Company in October 1998 as Senior Vice President, Supply Chain. He previously served as Vice President, Inventory Management and Logistics at Sunglass Hut International, Inc. from July 1997 to October 1998, and prior to that as Vice President of Replenishment at Office Depot, an office supply retailer, from 1990 to 1997.

     There is no family relationship between any of these executive officers or between any such officer and any Director of the Company. The remaining information required by this Item 10 is incorporated herein by reference to the information under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" beginning on pages 5 and 16, respectively, of the Company's Proxy Statement dated April 28, 2000.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item 11 is incorporated herein by reference to the information under the caption "Executive Compensation" on page 8 of the Company's Proxy Statement dated April 28, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item 12 is incorporated herein by reference to the information under the caption "Stock Ownership" on page 3 of the Company's Proxy Statement dated April 28, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item 13 is incorporated herein by reference to the information under the caption "Certain Transactions" on page 16 of the Company's Proxy Statement dated April 28, 2000.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed with, and as a part of, this Annual Report on Form 10-K.

     1.  FINANCIAL STATEMENTS.

         "Index to Financial Statements" contained in Part II, Item 8.

     2.  FINANCIAL STATEMENT SCHEDULES.

         The schedules have been omitted because they are not applicable or not required.

     3.  EXHIBITS.

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

         4.3* Amended and Restated Rights Agreement dated as of February 1, 2000 between the Company and American Stock Transfer and Trust Company, as Rights Agent.

         10.1 Lease Guaranty, Indemnification and Reimbursement Agreement, dated November 23, 1994, as amended, between the Company and Kmart Corporation, incorporated herein by reference to Exhibit
                  10.3 to the Form 10-K for 1994.

         10.2 Employee Stock Purchase Plan, as amended, incorporated herein by reference to Exhibit 10.9 to the Form 10-Q for the second quarter of 1995.

         10.3 Supplemental 401(k) Savings and Profit Sharing Plan, incorporated herein by reference to Exhibit 10.19 to the Form 10-K for 1996.

         10.4 1996 Stock Option and Restricted Stock Plan, incorporated herein by reference to Exhibit 10.2 to the Form 10-Q for the second quarter of 1997.

         10.5 Supplemental Executive Retirement Plan, as amended, incorporated herein by reference to Exhibit 10.3 to the Form 10-Q for the second quarter of 1997.

         10.6 Management Stock Purchase Plan, as amended, incorporated herein by reference to Exhibit 10.1 to the Form 10-Q for the third quarter of 1997.

         10.7 Deferred Compensation Plan, incorporated herein by reference to Exhibit 10.19 to the Form 10-K for 1997.

         10.8 Annual Incentive Bonus Plan, as amended, incorporated herein by reference to Exhibit A to the Company's Proxy Statement dated April 28, 1998.

         10.9 Director Stock Plan, as amended February 1, 1999, incorporated herein by reference to Exhibit 10.26 to the Form 10-K for 1998.

         10.10 Amendment No. 1 to Director Stock Plan, incorporated herein by reference to Exhibit 10.3 to the Form 10-Q for the third quarter of 1999.

         10.11 Amended and Restated 1994 Stock Option Plan, incorporated herein by reference to Exhibit A to the Company's Proxy Statement dated April 26, 1999.

         10.12 Performance Unit Plan, incorporated herein by reference to Exhibit B to the Company's Proxy Statement dated April 26, 1999.

         10.13 Termination Agreement dated October 11, 1999 between the Company and Anthony F. Crudele, incorporated herein by reference to Exhibit 10.2 to the Form 10-Q for the third quarter of 1999.

         10.14* Employment Agreement dated January 11, 2000 between the Company and Martin E. Hanaka.

         10.15* Form of Severance Agreement dated January 11, 2000 between the Company and each of Jim Tener, George Mihalko, Henry Flieck and Arthur Quintana.

         10.16 Amended and Restated Joint Venture Agreement dated as of March 12, 1999 between the Company and JUSCO Co., Ltd., incorporated by reference to Exhibit 10.19 to the Form 10-K for 1998.

         10.17 Amended and Restated License Agreement dated as of March 26, 1999 between the Company and Mega Sports Co., Ltd., incorporated by reference to Exhibit 10.20 to the Form 10-K for 1998.

         10.18 Amended and Restated Services Agreement dated as of March 26, 1999 between the Company and Mega Sports Co., Ltd., incorporated by reference to Exhibit 10.21 to the Form 10-K for 1998.

         10.19 Guaranty dated as of March 12, 1999 from JUSCO Co., Ltd. to the Company, incorporated by reference to Exhibit 10.22 to the Form 10-K for 1998.

         10.20 Agreement dated as of March 12, 1999 between the Company and JUSCO Co., Ltd., incorporated by reference to Exhibit 10.23 to the Form 10-K for 1998.

         10.21 Loan and Security Agreement dated as of April 13, 1999 between BankBoston Retail Finance Inc., as Agent for the Lenders referenced therein, and the Company and its wholly-owned United States subsidiaries, incorporated by reference to
                  Exhibit 10.24 to the Form 10-K for 1998.

         10.22 First Amendment to Loan and Security Agreement dated as of April 13, 1999 between BankBoston Retail Finance Inc., as Agent for the Lenders referenced therein, and the Company and its wholly-owned United States subsidiaries, dated as of November 17, 1999, incorporated herein by reference to Exhibit
                  10.4 to the Form 10-Q for the third quarter of 1999.

         10.23 Second Amendment to Loan and Security Agreement dated as of April 13, 1999 between BankBoston Retail Finance Inc., as Agent for the Lenders referenced therein, and the Company and its wholly-owned United States subsidiaries, dated as of December 14, 1999, incorporated by reference to Exhibit 10.1 to the Form 8-K dated December 17, 1999.

         10.24 Agreement for Purchase and Sale and Leaseback, dated May 14, 1999, between the Company and SPI Holdings, LLC, incorporated by reference to Exhibit 10.2 to the Form 10-Q for the second quarter of 1999.

         10.25 Letter Agreement, dated June 14, 1999, between the Company and SPI Holdings, LLC, including form of Lease Agreement attached thereto, incorporated by reference to Exhibit 10.3 to the Form 10-Q for the second quarter of 1999.

         10.26 Second Amendment to Agreement for Purchase and Sale and Leaseback, dated May 14, 1999, dated as of July 29, 1999, incorporated by reference to Exhibit 10.4 to the Form 10-Q for the second quarter of 1999.

         10.27 Third Amendment to Agreement for Purchase and Sale and Leaseback, dated May 14, 1999, dated as of August 31, 1999, incorporated by reference to Exhibit 10.5 to the Form 10-Q for the second quarter of 1999.

         10.28* E-Commerce Venture Agreement between the Company and Global Sports Interactive, Inc. dated May 7, 1999.

         10.29* Amendment No. 1 to E-Commerce Venture Agreement between the Company and Global Sports Interactive, Inc. dated May 14, 1999.

         10.30*   E-Commerce Agreement between the Company and
                  TheSportsAuthority.com, Inc. dated May 14, 1999.

         10.31* E-Commerce Services Agreement between TheSportsAuthority.com, Inc. and Global Sports Interactive, Inc. dated May 14, 1999.

         10.32* License Agreement between the Company, The Sports Authority Michigan, Inc. and TheSportsAuthority.com, Inc. dated May 14, 1999.

         10.33* Agreement between the Company and Global Sports, Inc. dated May 14, 1999.

         18.1*    Letter regarding change in accounting principles.

         21.1*    Subsidiaries of the Company.

         23.1*    Consent of Ernst & Young LLP.

         23.2*    Consent of PricewaterhouseCoopers LLP.

         27.1*    Financial Data Schedule

---------------------
* Filed as part of this Annual Report on Form 10-K.

     (b)  Reports on Form 8-K.

         Reports on Form 8-K were filed on (1) November 12, 1999 containing information under Item 5; (2) December 17, 1999 containing information under Items 5 and 7; and (3) January 11, 2000 containing information under Item 8.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           THE SPORTS AUTHORITY, INC.

Date: APRIL  27, 2000                      By: /S/ MARTIN E. HANAKA
      --------------------                    --------------------------------
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


      SIGNATURE                             TITLE                                 DATE
      ---------                             -----                                 ----

/S/ MARTIN E. HANAKA                        Chief Executive Officer and           APRIL 27, 2000
-----------------------------------         Director (Principal Executive
Martin E. Hanaka                            Officer)

/S/ GEORGE R. MIHALKO                       Executive Vice President and          APRIL 27, 2000
-----------------------------------         Chief Financial Officer
George R. Mihalko                           (Principal Financial Officer)

/S/ EVA L. CLAWSON                          Vice President and                    APRIL 27, 2000
-----------------------------------         Controller
Eva L. Clawson                              (Principal Accounting Officer)

/S/ A. DAVID BROWN                          Director                              APRIL 27, 2000
-----------------------------------
A. David Brown

/S/ NICHOLAS A. BUONICONTI                  Director                              APRIL 27, 2000
-----------------------------------
Nicholas A. Buoniconti

/S/ MARY ELIZABETH BURTON                   Director                              APRIL 27, 2000
-----------------------------------
Mary Elizabeth Burton

/S/ CYNTHIA R. COHEN                        Director                              APRIL 27, 2000
-----------------------------------
Cynthia R. Cohen

/S/ STEVE  DOUGHERTY                        Director                              APRIL 27, 2000
-----------------------------------
Steve Dougherty



/S/ JULIUS W. ERVING                        Director                              APRIL 27, 2000
-----------------------------------
Julius W. Erving

/S/ CAROL FARMER                            Director                              APRIL 27, 2000
-----------------------------------
Carol Farmer

/S/ CHARLES H. MOORE                        Director                              APRIL 27, 2000
-----------------------------------
Charles H. Moore


                                INDEX TO EXHIBITS

EXHIBITS                 DESCRIPTION

  4.3* Amended and Restated Rights Agreement dated as of February 1, 2000 between the Company and American Stock Transfer and Trust Company, as Rights Agent.

  10.14* Employment Agreement dated January 11, 2000 between the Company and Martin E. Hanaka.

  10.15* Form of Severance Agreement dated January 11, 2000 between the Company and each of Jim Tener, George Mihalko, Henry Flieck and Arthur Quintana.

  10.28* E-Commerce Venture Agreement between the Company and Global Sports Interactive, Inc. dated May 7, 1999.**

  10.29* Amendment No. 1 to E-Commerce Venture Agreement between the Company and Global Sports Interactive, Inc. dated May 14, 1999.**

  10.30*        E-Commerce Agreement between the Company and
                TheSportsAuthority.com, Inc. dated May 14, 1999.**

  10.31* E-Commerce Services Agreement between TheSportsAuthority.com, Inc. and Global Sports Interactive, Inc. dated May 14, 1999.**

  10.32* License Agreement between the Company, The Sports Authority Michigan, Inc. and TheSportsAuthority.com, Inc. dated May 14, 1999.**

  10.33*        Agreement between the Company and Global Sports, Inc. dated May
                14, 1999.

  18.1*         Letter regarding change in accounting principles.

  21.1*         Subsidiaries of the Company.

  23.1*         Consent of Ernst & Young LLP.

  23.2*         Consent of PricewaterhouseCoopers LLP.

  27.1*         Financial Data Schedule

--------------------
* Filed as part of this Annual Report on Form 10-K.

** Confidential treatment has been requested as to certain portions of this exhibit. A complete copy of this agreement, including the redacted terms, has been separately filed with the Securities and Exchange Commission.