Form 10-Q
period 2000-04-29
SPORTS AUTHORITY INC /DE/
filed 2000-06-13
CIK 929470

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 -

For the quarterly period ended April 29, 2000

                                            OR

_ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934

For the transition period from ___________________ to ____________________

Commission File No. 1-13426

                           THE SPORTS AUTHORITY, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)

                     Delaware                                  36-3511120
---------------------------------------------        ---------------------------
    (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                      Identification No.)

3383 N. State Road 7, Ft. Lauderdale, Florida                   33319
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

                 Yes      X                 No
                     -------------             -----------

Number of shares of Common Stock outstanding at June 13, 2000: 32,296,215

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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

                           THE SPORTS AUTHORITY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                                                       13 Weeks Ended
                                                                 ------------------------
                                                                 April 29,      April 25,
                                                                   2000           1999
                                                                 ---------      ---------
                                                                        (Unaudited)
Sales                                                            $ 354,184      $ 356,517
License fees and rental income                                         605            462
                                                                 ---------      ---------
                                                                   354,789        356,979
                                                                 ---------      ---------
Cost of merchandise sold, including
    buying and occupancy costs                                     266,989        264,959
Selling, general and administrative expenses                        90,676         95,217
Pre-opening expense                                                  1,116            974
Goodwill amortization                                                   --            491
                                                                 ---------      ---------
                                                                   358,781        361,641
                                                                 ---------      ---------
Corporate restructuring                                                 --           (700)
                                                                 ---------      ---------
    Operating loss                                                  (3,992)        (3,962)

Other (income) expense:
       Interest, net                                                 4,227          3,532
       Gain on deconsolidation of joint venture                         --         (5,001)
                                                                 ---------      ---------
                                                                     4,227         (1,469)
                                                                 ---------      ---------
Loss before income taxes and extraordinary gain                     (8,219)        (2,493)
Income tax benefit                                                      --         (1,022)
                                                                 ---------      ---------
Loss before extraordinary gain                                      (8,219)        (1,471)
Extraordinary gain, net of tax of $2,000                            17,189             --
                                                                 ---------      ---------
    Net income (loss)                                            $   8,970      $  (1,471)
                                                                 =========      =========

Earnings (loss) per common share:

    Loss before extraordinary gain                               $   (0.25)     $   (0.05)
    Extraordinary gain                                                0.53             --
                                                                 ---------      ---------
    Net income (loss)                                            $    0.28      $   (0.05)
                                                                 =========      =========

Basic and diluted weighted average common shares outstanding        32,219         31,901
                                                                 =========      =========

           See accompanying Notes to Consolidated Financial Statements

                                  THE SPORTS AUTHORITY, INC.
                                 CONSOLIDATED BALANCE SHEETS
                                        (In thousands)
                                                                    April 29,      January 29,
                                                                       2000           2000
                                                                    ---------      ---------
                                                                   (Unaudited)
Assets
Current assets:
    Cash and cash equivalents                                       $  13,993      $  11,814
    Merchandise inventories                                           393,706        347,273
    Receivables and other current assets                               51,964         55,264
                                                                    ---------      ---------
       Total current assets                                           459,663        414,351

Net property and equipment                                            214,470        213,638
Other assets and deferred charges                                      17,362         15,014
                                                                    ---------      ---------
       Total Assets                                                 $ 691,495      $ 643,003
                                                                    =========      =========

Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable - trade                                        $ 161,908      $  93,584
    Accrued payroll and other liabilities                              96,198        111,392
    Current debt                                                      188,910        130,544
    Taxes other than income taxes                                      12,625         12,894
    Income taxes                                                        6,436          3,835
                                                                    ---------      ---------
       Total current liabilities                                      466,077        352,249

Long-term debt                                                         51,360        126,029
Other long-term liabilities                                            48,478         48,615
                                                                    ---------      ---------
    Total liabilities                                                 565,915        526,893

Stockholders' equity:
    Common stock, $.01 par value, 100,000 shares
      authorized, 32,296 and 32,264 shares issued, respectively           323            323
    Additional paid-in-capital                                        252,060        251,991
    Deferred compensation                                                (388)          (574)
    Accumulated deficit                                              (126,139)      (135,109)
    Treasury stock, 56 and 55 shares at cost                             (520)          (521)
    Accumulated other comprehensive income                                244             --
                                                                    ---------      ---------
       Total stockholders' equity                                     125,580        116,110
                                                                    ---------      ---------

       Total Liabilities and Stockholders' Equity                   $ 691,495      $ 643,003
                                                                    =========      =========

           See accompanying Notes to Consolidated Financial Statements

                                           THE SPORTS AUTHORITY, INC.
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (In thousands)
                                                                                             13 Weeks Ended
                                                                                        ----------------------
                                                                                        April 29,     April 25,
                                                                                          2000          1999
                                                                                        --------      --------
                                                                                             (Unaudited)
Cash Provided by (Used for):

Operations
    Loss before extraordinary gain                                                      $ (8,219)     $ (1,471)
    Adjustment to reconcile loss before extraordinary gain to operating cash flows:
       Depreciation and amortization                                                       9,635        11,648
       Cumulative translation adjustment                                                     244            97
       Gain on deconsolidation of joint venture                                               --        (5,001)
       Change in deferred tax assets                                                          --        (8,167)
       (Increase) decrease in other assets and deferred charges                           (1,302)           25
       (Decrease) increase in other long-term liabilities                                   (136)        1,345
    Cash provided by (used for) current assets and liabilities:
       Decrease in receivables and other current assets                                    3,300         4,037
       Increase in inventories                                                           (46,433)      (51,780)
       Increase in accounts payable - trade                                               68,324        27,526
       Decrease in accrued payroll and other liabilities                                 (15,194)      (25,482)
       Other - net                                                                           278         1,682
                                                                                        --------      --------

       Net cash provided by (used for) operations                                         10,497       (45,541)
                                                                                        --------      --------

Investing
       Capital expenditures                                                               (9,772)       (8,770)
       Deconsolidation of joint venture                                                       --        (3,127)
       Other - net                                                                        (2,000)          (13)
                                                                                        --------      --------

           Net cash used for investing                                                   (11,772)      (11,910)
                                                                                        --------      --------

Financing
    Short-term borrowings, net                                                            58,366        54,558
    Proceeds from long-term debt                                                           1,709            --
    Payments on long-term debt                                                           (56,218)           --
    Proceeds from sale of stock and treasury stock                                            70            98
    Debt issuance costs                                                                     (115)           --
    Payment of capital lease obligations                                                    (358)         (205)
                                                                                        --------      --------

       Net cash provided by financing                                                      3,454        54,451
                                                                                        --------      --------

Net Increase (Decrease) in Cash and Cash Equivalents                                       2,179        (3,000)
    Cash and cash equivalents at beginning of year                                        11,814        16,007
                                                                                        --------      --------

Cash and cash equivalents at end of period                                              $ 13,993      $ 13,007
                                                                                        ========      ========

           See accompanying Notes to Consolidated Financial Statements

                           THE SPORTS AUTHORITY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  Basis of Presentation

     The unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and should be read in conjunction with the Company's January 29, 2000 Annual Report on Form 10-K. The unaudited financial statements include all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

     Certain amounts in the prior year's financial statements have been reclassified to conform to the current year's presentation.

Note 2:  Restructuring Reserves

Store Exit Costs:
     In the fourth quarter of 1999, the Company recorded store exit costs of $8.9 million, of which $6.2 million related to closure of the Company's five remaining stores in Canada. The balance related to two store closures in the United States and, to a lesser extent, the adjustment of reserves established for the 1998 and 1997 store closing plans. The Company closed the five Canadian locations in the first quarter of 2000, and paid $2.6 million in exit costs, including approximately $1.5 million for the assignment of two store leases and $248,000 in severance to 378 employees. Canadian store sales were $3.4 million and $6.0 million for the 13 weeks ended April 29, 2000 and April 25, 1999, respectively, and operating income was $673,000 in the current period, compared to an operating loss of $835,000 in the same period of the prior year. The Company closed one of the two domestic locations in the second quarter of 2000, and expects to close the second during the third quarter of 2000.

     In the third quarter of 1998, the Company recorded store exit charges of $39.4 million related to the planned closure of eighteen underperforming stores, including two in Canada. As a result of favorable market and lease factors, the Company decided not to close three stores, and had reversed store exit reserves for these stores by the end of fiscal 1999. The remaining fifteen stores were closed in the first quarter of 1999. During the first quarter of 2000, the Company paid approximately $2.2 million in store exit costs under this plan, primarily for lease and related obligations.

     The 1997 charge of $4.3 million related to the closing of three stores and two off-site receiving facilities. The two receiving facilities were consolidated into the Company's regional distribution center, which opened in November 1997. The Company paid approximately $0.1 million in store exit costs under this plan, primarily for the remaining lease obligation for one store.

     The Company is actively pursuing the sublease or assignment of its remaining lease obligations at closed locations, and the sale of two owned properties closed in the first quarter of 1999.

                           THE SPORTS AUTHORITY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Following is a reconciliation of store exit reserves:

                                   Lease and
                                    Related       Fixed     Employee
(in thousands)                    Obligations    Assets     Severance    Other       Total
                                  -----------   --------    --------    --------    --------
Balance at January 29, 2000         $ 32,472    $    274    $    248    $    809    $ 33,803

Payments                              (4,095)         (1)       (248)       (266)     (4,610)
                                    --------    --------    --------    --------    --------

Balance at April 29, 2000           $ 28,377    $    273    $      -    $    543    $ 29,193
                                    ========    ========    ========    ========    ========


Corporate Restructuring:
     Pursuant to a corporate restructuring in 1998, the Company recorded $3.9 million in employment contract obligations to several departing executives. The Company paid $1.0 million against the reserve in the first quarter of 1999, and also reduced the reserve by $0.7 million due to the settlement of one contract. The Company had substantially satisfied its remaining obligations under these contracts as of the end of fiscal 1999.

Note 3:  Income Taxes

     No tax benefit was recorded in the first quarter of 2000 because the Company's deferred tax valuation allowance was increased for deferred tax assets (including those related to operating loss carryforwards) arising during the first quarter of 2000. Exclusive of income taxes on extraordinary gains, the Company expects that it will have a nominal effective tax rate in fiscal 2000 due to net operating loss carryforwards and other tax deductions, which may be used to offset taxable income, if any. The Company recorded a $2.0 million tax provision for estimated alternative minimum taxes related to the extraordinary gain on early extinguishment of debt included in the first quarter 2000 operating results.

Note 4:  Earnings Per Share

     The Company calculates earnings per share in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share" ("EPS"), which requires a dual presentation of basic and diluted EPS. Basic EPS equals net income divided by the number of weighted average common shares outstanding while diluted EPS includes potentially dilutive securities. The calculation of diluted EPS excludes shares issuable under the Company's 5.25% Convertible Subordinated Notes due in September 2001 (the "Notes"), and the effect of stock options, which are antidilutive due to losses (before an extraordinary gain in the first quarter of 2000) in both periods.

                           THE SPORTS AUTHORITY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5:  Comprehensive Income

     Comprehensive income represents the change in equity arising from non-owner sources, including net income and other comprehensive income items such as foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. The Company's comprehensive income consists of net income and foreign currency translation adjustments. In the first quarter of 1999, the Company recognized $1.4 million in cumulative translation adjustments in conjunction with the deconsolidation of its Japanese joint venture. The Company's comprehensive income was $9.2 million for the 13 weeks ended April 29, 2000, compared to a comprehensive loss of $1.4 million for the same period of the prior year.

Note 6:  Extraordinary Gain

     In the first quarter of 2000, the Company recorded an extraordinary gain of $17.2 million, net of tax, on the purchase of $76.0 million principal amount of the Notes for $56.2 million. As a result of its purchases through April 29, 2000, the Company's outstanding obligation under the Notes had been reduced to $50.0 million at April 29, 2000. Subsequent to April 29, 2000, the Company purchased an additional $5.0 million principal amount of the Notes for $3.6 million.

Item 2.
                           THE SPORTS AUTHORITY, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

Results of Operations

The following table sets forth the Company's statement of operations data as a percent of sales for the periods indicated.

                                                                                       13 Weeks Ended
                                                                                -----------------------------
                                                                                 April 29,         April 25,
                                                                                   2000              1999
                                                                                -----------       -----------
Sales                                                                                100.0%           100.0%
Cost of merchandise sold, including
    buying and occupancy costs                                                        75.4             74.3
                                                                                -----------       -----------
Gross margin                                                                          24.6             25.7
License fees and rental income                                                        (0.2)            (0.1)
Selling, general and administrative expenses                                          25.6             26.7
Pre-opening expense                                                                    0.3              0.3
Goodwill amortization                                                                    -              0.1
Corporate restructuring                                                                  -             (0.2)
                                                                                -----------       -----------
    Operating loss                                                                    (1.1)            (1.1)
Interest, net                                                                          1.2              1.0
Gain on deconsolidation of joint venture                                                 -             (1.4)
                                                                                -----------       -----------
Loss before income taxes and extraordinary gain                                       (2.3)            (0.7)
Income tax benefit                                                                       -             (0.3)
                                                                                -----------       -----------
Net loss before extraordinary gain                                                    (2.3)            (0.4)
Extraordinary gain, net of tax                                                         4.8                -
                                                                                -----------       -----------
    Net loss                                                                           2.5%            (0.4)%
                                                                                ===========       ===========

The following table sets forth the Company's store openings and closings for the periods indicated.

                                                                                       13 Weeks Ended
                                                                                -----------------------------
                                                                                 April 29,        April 25,
                                                                                   2000              1999
                                                                                -----------       -----------
Beginning number of stores - full line                                                 201              226
Beginning number of stores - clearance                                                   2                -
                                                                                -----------       -----------
Beginning number of stores - total                                                     203              226
Openings                                                                                 1                2
Closings                                                                                (5)             (15)
Deconsolidation of joint venture                                                         -              (13)
                                                                                -----------       -----------
Ending number of stores - full line                                                    197              200
Ending number of stores - clearance                                                      2                -
                                                                                -----------       -----------
Ending number of stores - total                                                        199              200
                                                                                ===========       ===========

                           THE SPORTS AUTHORITY, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - continued

13 Weeks Ended April 29, 2000 and April 25, 1999

    Sales for the 13 weeks ended April 29, 2000 were $354.2 million, a $2.3 million, or (0.7)%, decrease from sales of $356.5 million for the same period in the prior year. During 1999 and 2000, the Company closed a total of 20 stores pursuant to its store closing plans, including five in Canada in the first quarter of 2000. Sales in the prior period include $14.5 million from closed stores, compared to $4.3 million in the current period, a decrease of $10.2 million.

    Excluding the impact of store closings, sales increased $7.9 million, or 2.3%. Of this increase, $4.0 million, or 1.2%, was attributable to store openings in 1999 and 2000 which had no comparable sales in the prior year, and $1.1 million, or 0.3% was due to an increase in comparable store sales from continuing stores. The increase in comparable store sales resulted from improvements in categories such as team sports, golf and ladies apparel. Gains in these areas, however, were partially offset by continued weakness in key categories such as footwear and men's apparel. The Company continues to address negative trends in these categories through revised pricing and buying strategies, advertising programs and customer service initiatives. Comparable store sales were adjusted to neutralize the impact of adding six days to the Company's fiscal calendar in 1999, and for reductions in its hunting business due to discontinuance of handgun sales and other assortment reductions. These adjustments account for the remaining increase in sales of $2.8 million, or 0.8%.

    License fees and rental income was $0.6 million, or 0.2% of sales, for the 13 weeks ended April 29, 2000, compared to $0.5 million, or 0.1% of sales, for the same period in the prior year. License fees consist principally of royalty fee income under a license agreement between the Company and Mega Sports Co., Ltd. ("Mega Sports"), the Company's Japanese joint venture. Royalty fees under this agreement totaled $0.5 million and $0.4 million for the thirteen weeks ended April 29, 2000 and April 25, 1999, respectively. The Company also has a license agreement with TheSportsAuthority.com, a joint venture which operates the e-commerce business of the Company. Royalty fees under this agreement were nominal in the current period.

    Cost of merchandise sold, including buying and occupancy, was $267.0 million, or 75.4% of sales, for the thirteen weeks ended April 29, 2000, as compared to $265.0 million, or 74.3% of sales, for the same period in the prior year. As a percent of sales, gross margin was 24.6% for the 2000 period compared to 25.7% for the comparable period in the prior year. The decline in gross margin resulted from a decline in purchase markons, combined with an increase in markdowns, in key categories such as footwear.

    Selling, general and administrative (SG&A) expenses for the 13 weeks ended April 29, 2000 were $90.7 million, or 25.6% of sales, as compared to $95.2 million, or 26.7% of sales, for the same period in the prior year. The decrease in SG&A expenses resulted primarily from a decline in advertising expenditures consistent with the Company's fiscal 2000 advertising plan, as well as a

                           THE SPORTS AUTHORITY, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - continued

decrease in depreciation expense due to a $41.9 million fixed asset impairment charge recorded in the fourth quarter of 1999.

    Pre-opening expense for the 13 weeks ended April 29, 2000 was $1.1 million, or 0.3% of sales, as compared to $1.0 million, or 0.3% of sales, for the same period in the prior year. Expense in the current period included costs for one store opening and two stores scheduled to open in the second quarter of 2000, while the prior period included two store openings. Pre-opening expenses consist principally of store payroll expense for associate training and store preparation, occupancy costs and grand-opening advertising expenditures.

    In 1999, the Company changed its method of evaluating the recoverability of goodwill from the undiscounted cash flow method to the market value method. The change in method resulted in the write off of the remaining carrying value of the Company's goodwill of $46.9 million. For the 13 weeks ended April 25, 1999, goodwill amortization was $0.5 million, or 0.1% of sales.

    The Company completed the closure of its five Canadian locations in the first quarter of 2000, and paid $2.6 million in exit costs, including approximately $1.5 million for the assignment of two store leases and $248,000 in severance to 378 employees. Canadian store sales were $3.4 million and $6.0 million for the 13 weeks ended April 29, 2000 and April 25, 1999, respectively, and operating income was $673,000 in the current period, compared to an operating loss of $835,000 in the same period of the prior year.

    Corporate restructuring was ($0.7) million, or (0.2%) of sales, for the 13 weeks ended April 25, 1999. During the third quarter of 1998, the Company recorded $3.9 million in employment contract obligations to several departing executives. In the first quarter of 1999, the Company negotiated the settlement of one contract and reduced the corporate restructuring reserve by $0.7 million.

    Interest, net for the 13 weeks ended April 29, 2000 was $4.2 million, or 1.2% of sales, compared to $3.5 million, or 1.0% of sales, for the same period in the prior year. The increase of $0.7 million was primarily attributable to an increase in borrowings under the Company's revolving credit facility (the "Credit Facility"), due in part to funding the Notes purchase. (See Note 6 of the Notes to Consolidated Financial Statements).

    During the 13 weeks ended April 25, 1999, the Company recorded a gain on deconsolidation of Mega Sports of $5.0 million, or 1.4% of sales.

                           THE SPORTS AUTHORITY, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - continued

    No tax benefit was recorded in the first quarter of 2000 because the Company's deferred tax valuation allowance was increased for deferred tax assets (including those related to operating loss carryforwards) arising during the first quarter of 2000. Exclusive of income taxes on extraordinary gains, the Company anticipates that it will have a nominal effective tax rate for fiscal 2000 due to net operating loss carryforwards and tax deductible timing differences, which are available to offset taxable income, if any. The Company recorded a $2.0 million tax provision for estimated alternative minimum taxes related to the extraordinary gain on early extinguishment of debt included in first quarter 2000 operating results. Income tax benefit for the same period of the prior year was $1.0 million at an effective tax rate of 41.0%.

    In the first quarter of 2000, the Company recorded an extraordinary gain of $17.2 million, net of tax, on the purchase of $76.0 million principal amount of the Notes for $56.2 million.

    As a result of the foregoing factors, net income for the 13 weeks ended April 29, 2000 was $9.0 million, or 2.5% of sales, compared to net loss of $1.5 million, or 0.4% of sales, for the same period in the prior year.

Liquidity and Capital Resources

     The Company's principal capital requirements are to fund working capital needs and for capital expenditures on hardware and software upgrades, store refurbishment and new store openings. For the 13 weeks ended April 29, 2000, these capital requirements were generally funded by operations and by borrowings under the Credit Facility. Cash flows generated by (used for) operating, investing and financing activities for the 13 weeks ended April 29, 2000 and April 25, 1999 are summarized below. The net increase in cash and cash equivalents was $2.2 million in the current period as compared with a decrease of $3.0 million in the comparable period in the prior year.

     Net cash provided by operations was $10.5 million for the 13 weeks ended April 29, 2000 as compared to net cash used for operations of $45.5 million during the same period in the prior year. The increase in operating cash flows resulted primarily from improvements in inventory financed by accounts payable, which increased from 26.9% as of the end of fiscal 1999 to 41.1% as of April 29, 2000. This increase was partially offset by a decrease in accrued payroll and other liabilities of $15.2 million due to reduction of seasonally high year-end accruals and payment of store exit costs.

         Net cash used for investing activities was $11.8 million for the 13 weeks ended April 29, 2000 as compared to $11.9 million for the same period in the prior year. Capital expenditures in the first 13 weeks of 2000 were $9.8 million, which included $3.7 million in hardware and software purchases, $2.9 million in refurbishment of existing stores, and $2.0 million in expenditures associated with new store openings. The remaining $1.2 million was used primarily for improvements at the existing regional distribution center, development of a second distribution center on the West coast, and

                           THE SPORTS AUTHORITY, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - continued

improvements at the corporate office. Additionally, the Company paid approximately $2.0 million to acquire two store leases from a competitor.

Net cash provided by financing activities was $3.5 million for the 13 weeks ended April 29, 2000, as compared to $54.5 million for the same period in the prior year. The decline resulted primarily from the purchase of Notes during the first quarter of 2000. The purchase was funded, in part, by borrowings under the Credit Facility, which increased $58.4 million for the thirteen weeks ended April 29, 2000.

     The Company's working capital deficit at April 29, 2000 was $6.4 million, compared with working capital of $58.3 million at April 25, 1999. The decline in working capital resulted primarily from an increase in borrowings under the Credit Facility to fund the Notes purchase, offset in part by an increase in accounts payable financing.

     The Company substantially curtailed its expansion strategy in 1999, and intends to similarly limit expansion in 2000. The Company plans to open five new stores in fiscal 2000, of which two are relocations of existing stores. It expects to finance store openings with operating leases. The Company estimates its capital expenditures in 2000 will be approximately $32.0 to $35.0 million, related primarily to refurbishing existing stores and upgrading information systems.

     The Company believes that anticipated cash flows from operations and borrowings under the Credit Facility will be sufficient to satisfy its currently anticipated working capital and capital expenditure requirements through the next 12 months.

Seasonality and Inflation

     The Company's annual business is seasonal, with higher sales and correlated profits occurring in the second and fourth quarters. In fiscal 1999, the Company's sales trended as follows: 23.9% in the first quarter, 25.8% in the second quarter, 21.9% in the third quarter and 28.4% in the fourth quarter.

     Management does not believe inflation had a material effect on the financial statements for the periods presented.

                           THE SPORTS AUTHORITY, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - continued

Forward Looking Statements

     Certain statements under the heading "Management's Discussion and Analysis" and elsewhere in this Form 10-Q constitute "forward looking statements" made in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. As such, they involve risks and uncertainties that could cause actual results to differ materially from those set forth in such forward looking statements. The Company's forward looking statements are based on assumptions about, or include statements concerning, many important factors, including without limitation changes in discretionary consumer spending and consumer preferences, particularly as they relate to athletic footwear, apparel and sporting equipment and the Company's particular merchandise mix and retail locations; the Company's ability to effectively implement its merchandising, marketing, store expansion and refurbishment, electronic commerce and other strategies; competition from other retailers (including internet and direct manufacturer sales); unseasonable weather; fluctuating sales margins; product availability; and capital spending levels. The Company undertakes no obligation to release publicly the results of any revisions to these forward looking statements to reflect events or circumstances after the date such statements were made.

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

                                            THE SPORTS AUTHORITY, INC.



Date: June 13, 2000                         By: /S/ GEORGE R. MIHALKO
                                                ------------------------------
                                                 George R. Mihalko
                                                 Executive Vice President and
                                                 Chief Financial Officer
                                                 (Principal Financial Officer)

                                INDEX TO EXHIBITS

                                                                Sequential
Exhibits                                                       Page Number

10.1 2000 Stock Option and Stock Award Plan, incorporated herein by reference to Exhibit A of the Company's Proxy Statement dated April 28, 2000.

27.1    Financial Data Schedule