Form 10-Q
period 2000-07-29
SPORTS AUTHORITY INC /DE/
filed 2000-09-12
CIK 929470

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
  ACT OF 1934

For the quarterly period ended July 29, 2000

                                       OR

_ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934

For the transition period from ___________________ to ____________________

Commission File No. 1-13426

                           THE SPORTS AUTHORITY, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                                  36-3511120
---------------------------------------------     ------------------------------
     (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                    Identification No.)

3383 N. State Road 7, Ft. Lauderdale, Florida                  33319
---------------------------------------------     ------------------------------
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

                 Yes      X                 No  ________

Number of shares of Common Stock outstanding at September 12, 2000: 32,384,942

                           THE SPORTS AUTHORITY, INC.

                               INDEX TO FORM 10-Q

                                                                     Page Number
                                                                     -----------
Part I.  FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Consolidated Statements of Operations                    3

                 Consolidated Balance Sheets                              4

                 Consolidated Statements of Cash Flows                    5

                 Notes to Consolidated Financial Statements               6

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                      9


Part II. OTHER INFORMATION

         Item 4. Submission of Matters to a Vote of Security Holders     15

         Item 6. Exhibits and Reports on Form 8-K                        16


SIGNATURES                                                               17

INDEX TO EXHIBITS                                                        18

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

                           THE SPORTS AUTHORITY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                           13 Weeks Ended              26 Weeks Ended
                                                       -----------------------     ---------------------
                                                        July 29,      July 25,      July 29,       July 25,
                                                          2000          1999          2000           1999
                                                       ---------     ---------     ---------      ---------
                                                             (Unaudited)                 (Unaudited)
Sales                                                  $ 389,595     $ 385,550     $ 743,779      $ 742,067
License fees and rental income                               708           342         1,313            804
                                                       ---------     ---------     ---------      ---------
                                                         390,303       385,892       745,092        742,871
                                                       ---------     ---------     ---------      ---------
Cost of merchandise sold, including
     buying and occupancy costs                          283,398       284,394       550,387        549,352
Selling, general and administrative expenses              94,145        92,988       184,820        188,205
Pre-opening expense                                          684           232         1,801          1,206
Goodwill amortization                                         --           491            --            981
                                                       ---------     ---------     ---------      ---------
                                                         378,227       378,105       737,008        739,744
                                                       ---------     ---------     ---------      ---------
Corporate restructuring                                       --            --            --           (700)
                                                       ---------     ---------     ---------      ---------
     Operating income                                     12,076         7,787         8,084          3,827

Other (income) expense:
     Interest, net                                         5,333         4,029         9,560          7,562
     Gain on deconsolidation of joint venture                 --            --            --         (5,001)
                                                       ---------     ---------     ---------      ---------
                                                           5,333         4,029         9,560          2,561
                                                       ---------     ---------     ---------      ---------
Income (loss) before income taxes and
     extraordinary gain                                    6,743         3,758        (1,476)         1,266
Income tax expense                                            --         1,493            --            471
                                                       ---------     ---------     ---------      ---------
Income (loss) before extraordinary gain                    6,743         2,265        (1,476)           795
Extraordinary gain, net of tax                             1,441            --        18,631             --
                                                       ---------     ---------     ---------      ---------
     Net income                                        $   8,184     $   2,265     $  17,155      $     795
                                                       =========     =========     =========      =========
Earnings (loss) per common share-basic and diluted
     Income (loss) before extraordinary gain           $    0.21     $    0.07     $   (0.04)     $    0.02
     Extraordinary gain                                     0.04            --          0.57             --
                                                       ---------     ---------     ---------      ---------
     Net income                                        $    0.25     $    0.07     $    0.53      $    0.02
                                                       =========     =========     =========      =========
Weighted average common shares outstanding:
     Basic                                                32,280        31,949        32,250         31,925
                                                       =========     =========     =========      =========
     Diluted                                              32,283        32,047        32,252         32,071
                                                       =========     =========     =========      =========

           See accompanying Notes to Consolidated Financial Statements

                           THE SPORTS AUTHORITY, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                July 29,     January 29,
                                                                  2000           2000
                                                               ---------      ---------
                                                              (Unaudited)
Assets
Current assets:
    Cash and cash equivalents                                  $  10,950      $  11,814
    Merchandise inventories                                      382,919        347,273
    Receivables and other current assets                          33,702         55,264
                                                               ---------      ---------
        Total current assets                                     427,571        414,351

Net property and equipment                                       221,198        213,638
Other assets and deferred charges                                 16,337         15,014
                                                               ---------      ---------
        Total assets                                           $ 665,106      $ 643,003
                                                               =========      =========

Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable - trade                                   $ 118,131      $  93,584
    Accrued payroll and other liabilities                         93,554        111,392
    Current debt                                                   1,031        130,544
    Taxes other than income taxes                                 14,683         12,894
      Income taxes                                                 6,313          3,835
                                                               ---------      ---------
        Total current liabilities                                233,712        352,249

Long-term debt                                                   250,878        126,029
Other long-term liabilities                                       46,626         48,615
                                                               ---------      ---------
        Total liabilities                                        531,216        526,893

Stockholders' equity:
    Common stock, $.01 par value, 100,000 shares
       authorized, 32,385 and 32,264 issued, respectively            324            323
    Additional paid-in-capital                                   252,211        251,991
    Deferred compensation                                           (380)          (574)
    Accumulated deficit                                         (117,954)      (135,109)
    Treasury stock, 56 and 55 shares at cost, respectively          (520)          (521)
    Accumulated other comprehensive income                           209             --
                                                               ---------      ---------
        Total stockholders' equity                               133,890        116,110
                                                               ---------      ---------
        Total liabilities and stockholders' equity             $ 665,106      $ 643,003
                                                               =========      =========

           See accompanying Notes to Consolidated Financial Statements

                           THE SPORTS AUTHORITY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                             26 Weeks Ended
                                                                         ----------------------
                                                                         July 29,      July 25,
                                                                           2000          1999
                                                                         --------      --------
                                                                              (Unaudited)
Cash provided by (used for):

Operations
    (Loss) income before extraordinary gain                              $ (1,476)     $    795
    Adjustments to reconcile (loss) income before extraordinary gain to operating cash flows:
        Depreciation and amortization                                      19,738        23,198
        Cumulative translation adjustment                                     209           (48)
        Gain on deconsolidation of joint venture                               --        (5,001)
        Change in deferred tax assets                                          --        (6,878)
    Cash provided by (used for) current assets and liabilities:
        Decrease in receivables and other current assets                   21,562         1,967
        Increase in merchandise inventories                               (35,646)      (51,031)
        Increase in accounts payable - trade                               24,547         4,480
        Decrease in accrued payroll and other liabilities                 (17,985)      (28,012)
        Other - net                                                          (620)        2,737
                                                                         --------      --------
        Net cash provided by (used for) operations                         10,329       (57,793)
                                                                         --------      --------
Investing
    Capital expenditures                                                  (25,837)      (15,085)
    Deconsolidation of joint venture                                           --        (3,127)
    Other - net                                                            (2,000)            4
                                                                         --------      --------
        Net cash used for investing                                       (27,837)      (18,208)
                                                                         --------      --------
Financing
    Borrowings under credit facility, net                                  74,782        70,998
    Purchase of convertible notes                                         (59,832)           --
    Proceeds from sale of stock and treasury stock                            141           210
    Debt issuance costs                                                      (115)       (1,170)
    Borrowings (payments) under capital lease obligations, net              1,668          (415)
                                                                         --------      --------
        Net cash provided by financing                                     16,644        69,623
                                                                         --------      --------
Net decrease in cash and cash equivalents                                    (864)       (6,378)
    Cash and cash equivalents at beginning of year                         11,814        16,007
                                                                         --------      --------
Cash and cash equivalents at end of period                               $ 10,950      $  9,629
                                                                         ========      ========

           See accompanying Notes to Consolidated Financial Statements

                           THE SPORTS AUTHORITY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  Basis of Presentation

         The unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 2000. The unaudited financial statements include all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

         Certain amounts in the prior year's financial statements have been reclassified to conform to the current year's presentation.

Note 2:  Restructuring Reserves

         In the fourth quarter of 1999, the Company recorded store exit costs of $8.9 million. Of this charge, $6.2 million related to the Company's five remaining stores in Canada, which were closed in the first quarter of 2000. As a result, the Company's results of operations for the 13 weeks ended July 29, 2000 include a nominal operating loss from the Canadian subsidiary, compared to sales of $7.1 million and an operating loss of $0.4 million for the same period in the prior year. For the 26 weeks ended July 29, 2000, Canadian store sales were $3.4 million and operating income was $0.6 million, as compared to sales of $13.1 million and an operating loss of $1.2 million for the same period in the prior year. The balance of the 1999 store exit charge related to two store closures in the United States and, to a lesser extent, the adjustment of reserves established for the 1998 and 1997 store closing plans. The Company closed one domestic location in the second quarter of 2000, and expects to close the second in the third quarter of 2000.

         The Company recorded store exit costs of $39.4 million and $4.3 million in 1998 and 1997, respectively. During the first quarter of 1999, the Company closed fifteen underperforming stores, including two in Canada, pursuant to the 1998 store exit plan. The 1997 plan related to three store closures completed in early 1998, and to the consolidation of two off-site receiving facilities into the Company's regional distribution center, which opened in November 1997.

         During the second quarter of 2000, the Company paid $2.6 million, $1.9 million and $0.1 million under the 1999, 1998 and 1997 plans, respectively. Payments related primarily to the Company's remaining obligation under store leases, or for the assignment or termination of such leases. Activity in store exit reserves for the 26 weeks ended July 29, 2000 was as follows:

                                Lease and
                                 Related        Fixed       Employee
(in thousands)                 Obligations     Assets       Severance       Other         Total
                               -----------    --------      ---------     --------      --------
Balance at January 29, 2000     $ 32,472      $    274      $    248      $    809      $ 33,803

Payments                          (8,565)           (1)         (248)         (445)       (9,259)
                                --------      --------      --------      --------      --------
Balance at July 29, 2000        $ 23,907      $    273      $     --      $    364      $ 24,544
                                ========      ========      ========      ========      ========

                           THE SPORTS AUTHORITY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3:  Income Taxes

         Exclusive of income taxes on extraordinary gains, the Company expects that it will have a nominal effective income tax rate in fiscal 2000 due to net operating loss carryforwards and other tax deductions, which are available to offset taxable income. Accordingly, no provision for income taxes was recorded in the second quarter of 2000. In the first quarter of 2000, the Company recorded a $2.0 million tax provision for estimated alternative minimum taxes related to the first quarter extraordinary gain on early extinguishment of debt. The Company does not expect that the additional gain in the second quarter of 2000 will increase its estimated alternative minimum tax obligation, and has therefore recorded no tax provision on this gain.

Note 4:  Earnings Per Share

         The Company calculates earnings per share ("EPS") in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share", which requires a dual presentation of basic and diluted EPS. A reconciliation of the numerators and denominators of the basic and diluted EPS computations is illustrated below:

                                                         13 Weeks Ended             26 Weeks Ended
                                                      ---------------------     ----------------------
(in thousands, except per share data)                 July 29,     July 25,     July 29,      July 25,
                                                        2000         1999         2000          1999
                                                      --------     --------     --------      --------
Basic EPS Computation

Income (loss) before extraordinary gain               $  6,743     $  2,265     $ (1,476)     $    795
                                                      --------     --------     --------      --------
Weighted average common shares                          32,280       31,949       32,250        31,925
                                                      --------     --------     --------      --------
Basic earnings (loss) before extraordinary gain
     per common share                                 $    .21     $    .07     $   (.04)     $    .02
                                                      ========     ========     ========      ========
Diluted EPS Computation (a)

Income (loss) before extraordinary gain               $  6,743     $  2,265     $ (1,476)     $    795
                                                      --------     --------     --------      --------
Weighted average common shares                          32,280       31,949       32,250        31,925
Effect of stock options                                      3           98            2           146
                                                      --------     --------     --------      --------
     Total shares                                       32,283       32,047       32,252        32,071
                                                      --------     --------     --------      --------
Diluted earnings (loss) before extraordinary gain
     per common share                                 $    .21     $    .07     $   (.04)     $    .02
                                                      ========     ========     ========      ========

(a) The calculation of diluted EPS excludes interest expense and potential shares related to the conversion rights granted to holders of the Company's 5.25% Convertible Subordinated Notes (the "Notes"), which would have an antidilutive effect in all periods presented.

                           THE SPORTS AUTHORITY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5:  Comprehensive Income

         Comprehensive income represents the change in equity arising from non-owner sources, including net income and other comprehensive income items such as foreign currency translation adjustments and minimum pension liability adjustments. The Company's comprehensive income consists of net income and foreign currency translation adjustments. Comprehensive income was $8.1 million and $17.4 million for the 13 and 26 weeks ended July 29, 2000, respectively, compared to $2.1 million and $0.7 million for the same period of the prior year.

Note 6:  Extraordinary Gain

         In the second quarter of 2000, the Company recorded an extraordinary gain of $1.4 million on the purchase of $5.1 million principal amount of the Notes for $3.6 million. As a result of its purchases through July 29, 2000, the Company's outstanding obligation under the Notes, which mature in September 2001, has been reduced to approximately $45 million.

Note 7:  Revolving Credit Facility

         In August 2000, the Company amended its revolving credit facility (the "Credit Facility") to increase its committed line of credit from $275 million to $335 million. In conjunction with this increase, the Company mortgaged 19 owned store locations, with a net book value of $83.5 million, to supplement its existing pledge of inventory and accounts receivable. The Credit Facility provided for an interest rate margin on Eurodollar loans ranging from 1.75% to 2.25%, based on Collateral Availability. Under the amendment, the Company agreed to pay interest at a 2.25% margin through January 31, 2001, after which the rate will once again be determined with reference to Collateral Availability. The Company was paying interest at a 2.00% margin over Eurodollar rates prior to the amendment. The Credit Facility, which matures in September 2003, is provided by a group of lenders led by Fleet Retail Finance Inc.

         Borrowings outstanding as of July 29, 2000 have been classified as long-term debt in the accompanying financial statements based upon the terms and structure of the Credit Facility.

Item 2.

                           THE SPORTS AUTHORITY, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

Results of Operations

The following table sets forth the Company's statement of operations data as a percent of sales for the periods indicated.

                                                    13 Weeks Ended         26 Weeks Ended
                                                  -------------------   -------------------
                                                  July 29,   July 25,   July 29,   July 25,
                                                    2000       1999       2000       1999
                                                  --------   --------   --------   --------
Sales                                             100.0%      100.0%     100.0%     100.0%

Cost of merchandise sold, including
     buying and occupancy costs                    72.7        73.8       74.0       74.0
                                                  -----       -----      -----      -----
Gross margin                                       27.3        26.2       26.0       26.0
License fees and rental income                     (0.2)       (0.1)      (0.2)      (0.1)
Selling, general and administrative expenses       24.2        24.1       24.9       25.4
Pre-opening expense                                 0.2         0.1        0.2        0.2
Goodwill amortization                                --         0.1         --        0.1
Corporate restructuring                              --          --         --       (0.1)
                                                  -----       -----      -----      -----
     Operating income                               3.1         2.0        1.1        0.5
Interest, net                                       1.4         1.0        1.3        1.0
Gain on deconsolidation of joint venture             --          --         --       (0.7)
                                                  -----       -----      -----      -----
Income (loss) before income taxes and
     extraordinary gain                             1.7         1.0       (0.2)       0.2
Income tax expense                                   --         0.4         --        0.1
Extraordinary gain, net of tax                      0.4          --        2.5         --
                                                  ------      -----      -----      -----
     Net income                                     2.1%        0.6%       2.3%       0.1%
                                                  =====       =====      =====      =====

The following table sets forth the Company's store openings and closings for the periods indicated.

                                        13 Weeks Ended        26 Weeks Ended
                                       ------------------    -----------------
                                       July 29,  July 25,    July 29,  July 25,
                                         2000      1999        2000      1999
                                       --------  --------    --------  -------
Beginning number of stores (a)            197       200         201       226

Openings                                    3         -           4         2
Closings (a)                               (1)        -          (6)      (15)
Deconsolidation of joint venture            -         -           -       (13)
                                          ---       ---         ---       ---
Ending number of stores                   199       200         199       200
                                          ===       ===         ===       ===

(a) The beginning number of stores and closed stores for the 13 and 26 weeks ended July 29, 2000 exclude two clearance stores opened on a test basis in previously closed store sites. The clearance stores were closed in the second quarter of 2000.

                           THE SPORTS AUTHORITY, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - continued

13 Weeks Ended July 29, 2000 and July 25, 1999

         Sales for the 13 weeks ended July 29, 2000 were $389.5 million, a $4.0 million, or 1.0%, increase from sales of $385.5 million for the same period in the prior year. During 1999 and 2000, the Company closed a total of 21 stores pursuant to its store closing plans. Sales in the prior period include $8.1 million from closed stores, compared to $0.5 million in the current period, a decrease of $7.6 million.

         Excluding the impact of store closings, sales increased $11.6 million, or 3.0%. Of this increase, $5.5 million, or 1.4%, was attributable to store openings in 1999 and 2000 which had no comparable sales in the prior year, and $7.4 million, or 2.0%, was due to an increase in comparable store sales from continuing stores. In deriving comparable store sales, sales in the 1999 period were adjusted to reflect the impact of adding six days to the Company's fiscal calendar in 1999, such that comparable days are included in the measurement. This adjustment accounted for the remaining change in sales of ($1.3) million, or (0.4)%.

         The increase in comparable store sales reflected improvements in categories such as fitness, bikes and ladies apparel. Footwear, a significant category in the Company's business, also reversed a negative trend with positive results in the second quarter. The improvement in comparable store sales is attributable to a number of turnaround initiatives executed by the Company in recent months, including changes in its advertising, pricing and buying strategies. Additionally, certain markets realized a lift in sales as a result of store closings by a major competitor in late 1999 and early 2000.

         License fees and rental income was $0.7 million, or 0.2% of sales, for the 13 weeks ended July 29, 2000, compared to $0.3 million, or 0.1% of sales, for the same period in the prior year. License fees consist principally of royalty fee income under a license agreement between the Company and Mega Sports Co., Ltd. ("Mega Sports"), a joint venture which operates The Sports Authority Stores in Japan and in which the Company owns 8.4%. Royalty fees under this agreement totaled $0.6 million and $0.3 million for the thirteen weeks ended July 29, 2000 and July 25, 1999, respectively. The Company also has a license agreement with TheSportsAuthority.com, a joint venture which operates the e-commerce business of the Company and in which the Company owns 19.9%. Royalty fees under this agreement were nominal in the current period.

         Cost of merchandise sold, including buying and occupancy costs, was $283.4 million, or 72.7% of sales, for the 13 weeks ended July 29, 2000, compared to $284.4 million, or 73.8% of sales, for the same period in the prior year, resulting in a 1.1% of sales increase in gross margin. The increase in gross margin reflected improvement in the management of inventory markdowns, as well as increased purchase markons in select categories based on an analysis of pricing elasticity.

         Selling, general and administrative (SG&A) expenses for the 13 weeks ended July 29, 2000 were $94.1 million, or 24.2% of sales, as compared to $93.0 million, or 24.1% of sales, for the same period in the prior year. Bonus expense increased 0.7% of sales due to reductions in bonus reserves in the 1999 period. Additionally, other store expense increased 0.4% of sales, due primarily to an increase in discounts offered at the point of sale for promotional events such as the rollout of the Company's private label credit card, and an increase in the discount rate offered employees. These increases were largely offset by a reduction in advertising expenditures due to elimination of select ROP events and non-utilization of discretionary budgeted dollars.

         Pre-opening expense for the 13 weeks ended July 29, 2000 was $0.7 million, or 0.2% of sales, compared to $0.2 million, or 0.1% of sales, for the same period in the prior year. Pre-opening expenses consist principally of store payroll expense for associate training and store preparation, occupancy costs and grand-opening advertising expenditures. Expense in the current period included costs for three stores opened during the second quarter of 2000, compared to the prior period which included expense for one store that opened in the third quarter of 1999.

                           THE SPORTS AUTHORITY, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - continued

         In 1999, the Company changed its method of evaluating the recoverability of goodwill from the undiscounted cash flow method to the market value method. The change in method resulted in the write off of the remaining carrying value of the Company's goodwill of $46.9 million. For the 13 weeks ended July 25, 1999, goodwill amortization was $0.5 million, or 0.1% of sales.

         Interest, net for the 13 weeks ended July 29, 2000 was $5.3 million, or 1.4% of sales, compared to $4.0 million, or 1.0% of sales, for the same period in the prior year. The increase in expense reflected: i) financing of the Notes purchases with higher rate borrowings under the Credit Facility, and ii) an increase in market rates combined with an increase in the interest rate margin charged under the Credit Facility.

         Exclusive of income taxes on extraordinary gains, the Company anticipates that it will have a nominal effective income tax rate for fiscal 2000 due to net operating loss carryforwards and tax deductible timing differences, which are available to offset taxable income. Accordingly, no provision for income taxes was recorded in the second quarter of 2000. Income tax expense was $1.5 million, at an effective tax rate of 40.0%, for the same period of the prior year.

         In the second quarter of 2000, the Company recorded an extraordinary gain of $1.4 million on the purchase of $5.1 million principal amount of the Notes for $3.6 million. In the first quarter of 2000, the Company recorded a $2.0 million provision for estimated alternative minimum taxes related to the first quarter extraordinary gain of $19.2 million. The Company does not expect that the additional gain in the second quarter of 2000 will increase its estimated alternative minimum tax obligation, and has therefore recorded no tax provision on this gain.

         As a result of the foregoing factors, net income for the 13 weeks ended July 29, 2000 was $8.2 million, or 2.1% of sales, compared to $2.3 million, or 0.6% of sales, for the same period in the prior year. Operating results for the second quarter of 1999 include sales of $7.1 million and an operating loss of $0.4 million from the Company's Canadian subsidiary. The Company closed its five remaining Canadian locations in the first quarter of 2000.

26 Weeks Ended July 29, 2000 and July 25, 1999

         Sales for the 26 weeks ended July 29, 2000 were $743.8 million, a $1.7 million, or 0.2%, increase from sales of $742.1 million for the same period in the prior year. Sales in the 1999 period include $24.2 million from closed stores, compared to $6.3 million in the current period, a decrease of $17.9 million.

         Excluding the impact of store closings, sales increased $19.6 million, or 2.7%. Of this increase, $9.5 million, or 1.3%, was attributable to store openings in 1999 and 2000 which had no comparable sales in the prior year, and $8.4 million, or 1.2%, was due to an increase in comparable store sales from continuing stores. In deriving comparable store sales, the sales base was adjusted to reflect: i) in the first quarter, the reduction in the Company's hunting business due to discontinuance of handgun sales and other assortment reductions, and ii) the impact of adding six days to the Company's fiscal calendar in 1999, such that comparable days are included in the measurement year over year. These adjustments account for the remaining increase in sales of $1.7 million, or 0.2%.

         Comparable store sales trends have improved gradually since the fourth quarter of 1999, in response to the execution of a number of turnaround initiatives related to advertising, pricing and buying strategies. The majority of merchandise categories showed positive results, led by footwear, ladies activewear and fitness. Outdoor categories such as hunting and camping, however, continued to underperform.

                           THE SPORTS AUTHORITY, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - continued

         License fees and rental income was $1.3 million, or 0.2% of sales, for the 26 weeks ended July 29, 2000, compared to $0.8 million, or 0.1% of sales, for the same period in the prior year. Royalty fees under the Mega Sports license agreement were $1.1 million and $0.7 million for the 26 weeks ended July 29, 2000 and July 25, 1999, respectively. Royalty fees under
TheSportsAuthority.com agreement were nominal.

         Cost of merchandise sold, including buying and occupancy, was $550.4 million, or 74.0% of sales, for the 26 weeks ended July 29, 2000, compared to $549.4 million, or 74.0% of sales, for the same period in the prior year, producing gross margin unchanged year over year at 26.0% of sales. Merchandise costs reflected a modest decrease of 0.4% of sales, primarily due to a reduction in inventory markdowns. This reduction was offset by an increase in occupancy costs due, in part, to the sale-leaseback of eight owned properties completed in the fourth quarter of 1999.

         SG&A expenses for the 26 weeks ended July 29, 2000 were $184.8 million, or 24.9% of sales, as compared to $188.2 million, or 25.4% of sales, for the same period in the prior year. The decrease in expense reflected a planned reduction in advertising expenditures of 1.0% of sales, combined with a decrease in depreciation expense of 0.6% of sales as a result of the fourth quarter 1999 fixed asset impairment charge. These reductions were partially offset by an 0.8% of sales increase in corporate G&A expenses due, in part, to training costs and consulting fees related to the conversion of the Company's merchandise management systems and an advertising effectiveness study.

         Corporate restructuring was ($0.7) million, or (0.1%) of sales, for the 26 weeks ended July 25, 1999. During the third quarter of 1998, the Company accrued $3.9 million in employment contract obligations to several departing executives. In the first quarter of 1999, the Company negotiated the settlement of one contract and reduced the corporate restructuring reserve by $0.7 million.

         Interest, net for the 26 weeks ended July 29, 2000 was $9.6 million, or 1.3% of sales, compared to $7.6 million, or 1.0% of sales, for the same period in the prior year. The increase in expense reflected: i) financing of the Notes purchases with higher rate borrowings under the Credit Facility, and ii) an increase in market rates combined with an increase in the interest rate margin charged under the Credit Facility.

         In the first quarter of 1999, the Company recorded a gain on deconsolidation of its Japanese joint venture of $5.0 million, or 0.7% of sales.

         Exclusive of income taxes on extraordinary gains, the Company anticipates that it will have a nominal effective tax rate for fiscal 2000 due to net operating loss carryforwards and tax deductible timing differences, which are available to offset taxable income. In fiscal 2000, the Company recorded a $2.0 million tax provision for estimated alternative minimum taxes related to the extraordinary gain on early extinguishment of debt. For the 1999 period, income tax expense was $0.5 million, at an effective tax rate of 37.2%.

         During the 26 weeks ended July 29, 2000, the Company recorded an extraordinary gain of $18.6 million, net of tax, related to the purchase of $81.1 million principal amount of the Notes for $59.8 million.

         As a result of the foregoing factors, net income for the 26 weeks ended July 26, 2000 was $17.2 million, or 2.3% of sales, as compared to $0.8 million, or 0.1% of sales, for the same period in the prior year. In the first quarter of 2000, the Company closed its five remaining Canadian stores pursuant to its announced store exit plan. The Company's results of operations include sales of $3.4 million and $13.1 million, and operating income (loss) of $0.6 million and ($1.2 million), for the 26 weeks ended July 29, 2000 and July 25, 1999, respectively, related to the Canadian subsidiary.

                           THE SPORTS AUTHORITY, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - continued

Liquidity and Capital Resources

         The Company's principal capital requirements are to fund working capital needs and for capital expenditures on hardware and software upgrades, store refurbishment and new store openings. For the 26 weeks ended July 29, 2000, these capital requirements were generally funded by operations and by borrowings under the Credit Facility. Cash flows generated by (used for) operating, investing and financing activities for the 26 weeks ended July 29, 2000 and July 25, 1999 are summarized below. The net decrease in cash and cash equivalents was $0.9 million in the current period, compared to $6.4 million for the same period in the prior year.

         Net cash provided by operations was $10.3 million for the 26 weeks ended July 29, 2000, compared to a net use of cash of $57.8 million for the same period in the prior year. The increase in cash flow in the current period was largely attributable to operating income before depreciation and amortization of $18.3 million, only partially offset by an increase in inventory, net of accounts payable, of $11.1 million. The net increase in inventory was significantly below the increase of $46.6 million in the same period of the prior year, reflecting a reduction in inventory levels year over year and a decline in the percentage of inventory financed by accounts payable. Accounts payable financing decreased from 41.5% as of July 25, 1999 to 30.9% at the end of the current period, due to an accelerated payment cycle and timing of merchandise purchases.

         Net cash used for investing was $27.8 million for the 26 weeks ended July 29, 2000, compared to $18.2 million for the same period in the prior year. Capital expenditures in the first 26 weeks of 2000 totaled $25.8 million, and included $13.6 million for hardware and software upgrades, $5.8 million for refurbishment of existing stores, and $5.2 million for new store openings. The remaining capital expenditures of $1.2 million were used for improvements at the regional distribution center and corporate office. Other, net expenditures of $2.0 million related to the purchase of two store leases from a competitor.

         Net cash provided by financing was $16.6 million for the 26 weeks ended July 29, 2000, compared to $69.6 million for the same period in the prior year. The lower level of external financing was due principally to an increase in operating cash flow, which was available to fund approximately 40% of capital expenditures. Conversely, in the 1999 period, external financing was required to fund the operating cash deficit of $57.8 million as well as capital expenditures of $18.2 million. The Company relied principally on borrowings under the Credit Facility to finance the Notes purchases in fiscal 2000.

         In August 2000, the Company amended the Credit Facility to increase its committed line of credit from $275 million to $335 million. In conjunction with this increase, the Company mortgaged real estate covering 19 owned store sites, with a net book value of $83.5 million, which supplements its existing pledge of inventory and accounts receivable under the Credit Facility. Based on the terms and structure of the amended agreement, borrowings outstanding under the Credit Facility as of July 29, 2000 are classified as long-term debt in the accompanying financial statements. The Credit Facility matures in September 2003.

         The Company's working capital at July 29, 2000 was $193.9 million, compared to $63.5 million at July 25, 1999, an increase of $130.4 million. Of this increase, $120.4 million relates to the classification of borrowings under the Credit Facility as long-term debt at July 29, 2000, versus current debt at July 25, 1999.

         In 1999 the Company substantially curtailed its expansion strategy, and plans to similarly limit expansion in 2000. The Company plans to open five stores in 2000, of which two are relocations of existing stores, and intends to finance these stores with operating leases. The Company estimates its capital expenditures in 2000 will be approximately $32 to $35 million, related primarily to refurbishing existing stores and upgrading information systems.

                           THE SPORTS AUTHORITY, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - continued

         The Company believes that anticipated cash flows from operations and the increased liquidity provided by the enhancement of its Credit Facility will be sufficient to fund working capital and finance capital expenditures through the next 12 months.

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

                           THE SPORTS AUTHORITY, INC.

Part II. OTHER INFORMATION

   Item 4.  Submission of Matters to a Vote of Security Holders

         At the Annual Meeting of Stockholders held on June 1, 2000 and, with respect to proposal (iii), at an Adjournment Meeting held on June 27, 2000, the stockholders of the Company: (i) elected three Class III Directors, (ii) approved the 2000 Stock Option and Stock Award Plan, (iii) approved the amendment of the Director Stock Plan, and (iv) ratified the appointment of Ernst & Young LLP as independent accountants for the Company for the fiscal year ending February 3, 2001. The results of these votes were as follows:

                                                                  Broker
  (i)   Director Nominees - Class III     For        Withheld   Non-Votes
        -----------------------------     ---        --------   ---------

        A. David Brown                  24,645,324   3,113,842      --
        Mary Elizabeth Burton           24,639,022   3,120,145      --
        Carol Farmer                    24,639,097   3,120,069      --

        Other Directors whose term of office continued after the meeting are as follows:

        Class I        Charles H. Moore
                       Julius W. Erving
                       Martin E. Hanaka

        Class II       Nicholas A. Buoniconti*
                       Cynthia R. Cohen
                       Steve Dougherty

                                                                        Broker
                                        For       Against   Abstain   Non-Votes
                                        ---       -------   -------   ---------
(ii)    2000 Stock Option Plan and
          Stock Award Plan           10,646,424  1,523,343   173,462  15,384,627

                                                                       Broker
                                        For       Against   Abstain   Non-Votes
                                        ---       -------   -------   ---------
(iii)   Amendment of
          Director Stock Plan        13,062,954  3,021,073   245,916  11,435,003

                                                                       Broker
                                        For       Against   Abstain   Non-Votes
                                        ---       -------   -------   ---------

(iv)    Ratification of Accountants  27,295,529    280,725   182,913          --


* Mr. Buoniconti resigned as a Director on June 1, 2000.

                           THE SPORTS AUTHORITY, INC.

Part II.      OTHER INFORMATION

              Item 6.     Exhibits and Reports on Form 8-K

                          (a)  Exhibits:

                               See Index to Exhibits on Page 18

                          (b)  Reports on Form 8-K:

                               None

                           THE SPORTS AUTHORITY, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          THE SPORTS AUTHORITY, INC.

Date:  September 12, 2000                 By: /S/  GEORGE R. MIHALKO
                                                   -----------------
                                                   George R. Mihalko
                                                   Executive Vice President and
                                                   Chief Financial Officer
                                                   (Principal Financial Officer)

                                INDEX TO EXHIBITS

Exhibits
--------
10.1     Amended and Restated Loan and Security Agreement, dated August 3, 2000.
27.1     Financial Data Schedule