Form 10-Q
period 2000-10-28
SPORTS AUTHORITY INC /DE/
filed 2000-12-12
CIK 929470

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended October 28, 2000

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to _____________

         Commission File No. 1-13426

                           THE SPORTS AUTHORITY, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                36-3511120
               --------                                ----------
   (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)                 Identification No.)

   3383 N. State Road 7, Ft. Lauderdale, Florida                   33319
   ---------------------------------------------                   -----
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

                         Yes [X]      No [ ]

Number of shares of Common Stock outstanding at December 12, 2000: 32,393,960

                           THE SPORTS AUTHORITY, INC.

                               INDEX TO FORM 10-Q

                                                                     Page Number

Part I.  FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Consolidated Statements of Operations                   3

                 Consolidated Balance Sheets                             4

                 Consolidated Statements of Cash Flows                   5

                 Notes to Consolidated Financial Statements              6

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                     9

Part II. OTHER INFORMATION

         Item 1. Legal Proceedings                                       15

         Item 6. Exhibits and Reports on Form 8-K                        15


SIGNATURES                                                               16

INDEX TO EXHIBITS                                                        17

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

                           THE SPORTS AUTHORITY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                               13 Weeks Ended                 39 Weeks Ended
                                                         ---------------------------     ---------------------------
                                                         October 28,     October 24,     October 28,     October 24,
                                                            2000            1999            2000            1999
                                                         -----------     -----------     -----------     -----------
                                                                 (Unaudited)                     (Unaudited)
Sales                                                    $   334,809     $   327,255     $ 1,078,588     $ 1,069,323
License fees and rental income                                   581             359           1,894           1,162
                                                         -----------     -----------     -----------     -----------
                                                             335,390         327,614       1,080,482       1,070,485
                                                         -----------     -----------     -----------     -----------
Cost of merchandise sold, including
     buying and occupancy costs                              244,106         244,026         794,492         793,378
Selling, general and administrative expenses                  90,579          96,493         275,403         284,697
Pre-opening expense                                              331             348           2,131           1,555
Goodwill amortization                                             --             491              --           1,472
                                                         -----------     -----------     -----------     -----------
                                                             335,016         341,358       1,072,026       1,081,102
                                                         -----------     -----------     -----------     -----------
Corporate restructuring                                           --              --              --            (700)
                                                         -----------     -----------     -----------     -----------
     Operating income (loss)                                     374         (13,744)          8,456          (9,917)

Other (income) expense:
     Interest, net                                             5,023           3,798          14,583          11,360
     Gain on deconsolidation of joint venture                     --              --              --          (5,001)
                                                         -----------     -----------     -----------     -----------
                                                               5,023           3,798          14,583           6,359
                                                         -----------     -----------     -----------     -----------
Loss before income taxes and extraordinary  gain              (4,649)        (17,542)         (6,127)        (16,276)
Income tax benefit                                                --          (6,794)             --          (6,323)
                                                         -----------     -----------     -----------     -----------
Loss before extraordinary gain                                (4,649)        (10,748)         (6,127)         (9,953)
Extraordinary gain, net of tax                                    --           5,517          18,631           5,517
                                                         -----------     -----------     -----------     -----------
     Net income (loss)                                   $    (4,649)    $    (5,231)    $    12,504     $    (4,436)
                                                         ===========     ===========     ===========     ===========
Earnings (loss) per common share-basic and diluted
     Loss before extraordinary gain                      $     (0.14)    $     (0.33)    $     (0.18)    $     (0.31)
     Extraordinary gain                                           --            0.17            0.57            0.17
                                                         -----------     -----------     -----------     -----------
     Net income (loss)                                   $     (0.14)    $     (0.16)    $      0.39     $     (0.14)
                                                         ===========     ===========     ===========     ===========
Weighted average common shares outstanding:
     Basic                                                    32,315          31,993          32,271          31,948
                                                         ===========     ===========     ===========     ===========
     Diluted                                                  32,315          31,993          32,283          31,948
                                                         ===========     ===========     ===========     ===========

           See accompanying Notes to Consolidated Financial Statements

                           THE SPORTS AUTHORITY, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                  October 28,   January 29,
                                                                      2000          2000
                                                                   ---------     ---------
                                                                  (Unaudited)
Assets
Current assets:
    Cash and cash equivalents                                      $   7,912     $  11,814
    Merchandise inventories                                          400,219       347,273
    Receivables and other current assets                              31,127        55,264
                                                                   ---------     ---------
        Total current assets                                         439,258       414,351

Net property and equipment                                           217,568       213,638
Other assets and deferred charges                                     16,841        15,014
                                                                   ---------     ---------
        Total assets                                               $ 673,667     $ 643,003
                                                                   =========     =========
Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable - trade                                       $ 138,667     $  93,584
    Accrued payroll and other liabilities                             95,100       111,392
    Current debt                                                      45,578       130,544
    Taxes other than income taxes                                     13,975        12,894
      Income taxes                                                     5,504         3,835
                                                                   ---------     ---------
        Total current liabilities                                    298,824       352,249

Long-term debt                                                       200,752       126,029
Other long-term liabilities                                           44,578        48,615
                                                                   ---------     ---------
        Total liabilities                                            544,154       526,893

Stockholders' equity:
    Common stock, $.01 par value, 100,000 shares
       authorized, 32,393 and 32,264 issued, respectively                324           323
    Additional paid-in capital                                       252,218       251,991
    Deferred compensation                                               (211)         (574)
    Accumulated deficit                                             (122,607)     (135,109)
    Treasury stock, 56 and 55 shares at cost, respectively              (520)         (521)
    Accumulated other comprehensive income                               309            --
                                                                   ---------     ---------
        Total stockholders' equity                                   129,513       116,110
                                                                   ---------     ---------
        Total liabilities and stockholders' equity                 $ 673,667     $ 643,003
                                                                   =========     =========

           See accompanying Notes to Consolidated Financial Statements

                           THE SPORTS AUTHORITY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                      39 Weeks Ended
                                                                  -------------------------
                                                                  October 28,   October 24,
                                                                     2000          1999
                                                                   ---------     ---------
                                                                         (Unaudited)
Cash provided by (used for):

Operations
    Loss before extraordinary gain, gross                          $  (8,127)    $ (13,631)
    Adjustments to reconcile loss before extraordinary gain
      to operating cash flows:
        Depreciation and amortization                                 30,135        35,572
        Cumulative translation adjustment                                309            27
        Gain on deconsolidation of joint venture                          --        (5,001)
        Change in deferred tax assets                                     --        (4,371)
    Cash provided by (used for) current assets and liabilities:
        Decrease in receivables and other current assets              24,137         6,048
        Increase in merchandise inventories                          (52,946)      (76,470)
        Increase (decrease) in accounts payable - trade               45,084       (19,056)
        Decrease in accrued payroll and other liabilities            (16,360)      (26,357)
        Decrease in other long-term liabilities                       (4,037)       (1,400)
        Other - net                                                    2,139         4,226
                                                                   ---------     ---------
        Net cash provided by (used for) operations                    20,334      (100,413)
                                                                   ---------     ---------
Investing
    Capital expenditures                                             (32,301)      (21,226)
    Proceeds from sale of property and equipment, net                     --        36,976
    Deconsolidation of joint venture                                      --        (3,127)
    Other - net                                                       (2,000)           (4)
                                                                   ---------     ---------
        Net cash (used for) provided by investing                    (34,301)       12,619
                                                                   ---------     ---------
Financing
    Borrowings under credit facility, net                             69,580        95,272
    Purchase of convertible notes                                    (59,832)      (14,259)
    Proceeds from sale of stock and treasury stock                       204           202
    Debt issuance costs                                               (1,177)       (1,432)
    Borrowings (payments) under capital lease obligations, net         1,290          (552)
                                                                   ---------     ---------
        Net cash provided by financing                                10,065        79,231
                                                                   ---------     ---------
Net decrease in cash and cash equivalents                             (3,902)       (8,563)
    Cash and cash equivalents at beginning of year                    11,814        16,007
                                                                   ---------     ---------
Cash and cash equivalents at end of period                         $   7,912     $   7,444
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

Note 2: Restructuring Reserves

         In the fourth quarter of 1999, the Company recorded store exit costs of $8.9 million. Of this charge, $6.2 million related to the Company's five remaining stores in Canada, which were closed in the first quarter of 2000. The Company's results of operations for the 13 weeks ended October 24, 1999 include sales of $5.9 million and an operating loss of $0.6 million from the Canadian stores. For the 39 weeks ended October 28, 2000, Canadian store sales were $3.4 million and operating income was $0.6 million, as compared to sales of $19 million and an operating loss of $1.2 million for the same period in the prior year. The balance of the 1999 store exit charge related to two store closures in the United States and, to a lesser extent, the adjustment of reserves established for the 1998 and 1997 store closing plans. The Company had completed the closure of both domestic locations by October 28, 2000.

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

         During the third quarter of 2000, the Company paid $1.5 million, $2.7 million and $0.1 million under the 1999, 1998 and 1997 plans, respectively, primarily related to the Company's remaining obligation under store leases. The Company is actively marketing its closed store sites, and executed three short-term subleases during the third quarter of 2000. Activity in store exit reserves for the 39 weeks ended October 28, 2000 was as follows:

                               Lease and
                                Related      Fixed       Employee
(in thousands)                Obligations    Assets     Severance      Other        Total
                               --------     --------     --------     --------     --------
Balance at January 29, 2000    $ 32,472     $    274     $    248     $    809     $ 33,803

Payments                        (12,688)          (4)        (248)        (680)     (13,620)

Sublease Income                      64           --           --           --           64
                               --------     --------     --------     --------     --------
Balance at October 28, 2000    $ 19,848     $    270     $     --     $    129     $ 20,247
                               ========     ========     ========     ========     ========

                           THE SPORTS AUTHORITY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3: Income Taxes

         Exclusive of income taxes on extraordinary gains, the Company expects that it will have a nominal effective income tax rate in fiscal 2000 due to net operating loss carryforwards and other tax deductions, which are available to offset taxable income. Accordingly, no provision for income taxes was recorded in the third quarter of 2000. In the first quarter of 2000, the Company recorded a $2.0 million tax provision for estimated alternative minimum taxes related to the first quarter extraordinary gain on early extinguishment of debt.

Note 4: Earnings Per Share

         The Company calculates earnings per share ("EPS") in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share", which requires a dual presentation of basic and diluted EPS. A reconciliation of the numerators and denominators of the basic and diluted EPS computations is illustrated below:

                                              13 Weeks Ended           39 Weeks Ended
                                          ---------------------     ---------------------
(in thousands, except per share data)    October 28,  October 24,  October 28,  October 24,
                                            2000         1999         2000         1999
                                          --------     --------     --------     --------
Basic EPS Computation

Loss before extraordinary gain            $ (4,649)    $(10,748)    $ (6,127)    $ (9,953)
                                          --------     --------     --------     --------
Weighted average common shares              32,315       31,993       32,271       31,948
                                          --------     --------     --------     --------
Basic loss before extraordinary gain
     per common share                     $   (.14)    $   (.33)    $   (.18)    $   (.31)
                                          ========     ========     ========     ========
Diluted EPS Computation (a)

Loss before extraordinary gain            $ (4,649)    $(10,748)    $ (6,127)    $ (9,953)
                                          --------     --------     --------     --------
Weighted average common shares              32,315       31,993       32,271       31,948
Effect of stock options                         --           --           12           --
                                          --------     --------     --------     --------
     Total shares                           32,315       31,993       32,283       31,948
                                          --------     --------     --------     --------
Diluted loss before extraordinary gain
     per common share                     $   (.14)    $   (.33)    $   (.18)    $   (.31)
                                          ========     ========     ========     ========

(a) The calculation of diluted EPS excludes interest expense and potential shares related to the conversion rights granted to holders of the Company's 5.25% Convertible Subordinated Notes (the "Notes"), which would have an antidilutive effect in all periods presented. Also, stock option effects were excluded if inclusion would have been antidilutive.

                           THE SPORTS AUTHORITY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5: Comprehensive Income

         Comprehensive income represents the change in equity arising from non-owner sources, including net income and other comprehensive income items such as foreign currency translation adjustments and minimum pension liability adjustments. The Company's comprehensive income consists of net income and foreign currency translation adjustments. Comprehensive loss was $4.6 million and comprehensive income was $12.8 million for the 13 and 39 weeks ended October 28, 2000, respectively, compared to a comprehensive loss of $5.1 million and $4.4 million for the same periods of the prior year.

Note 6: Extraordinary Gain

         During the 39 weeks ended October 28, 2000, the Company recorded an extraordinary gain of $18.6 million, net of tax, on the purchase of $81.1 million principal amount of the Notes for $59.8 million. As a result of its purchases through October 28, 2000, the Company's outstanding obligation under the Notes, which mature in September 2001, has been reduced to approximately $45 million.

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

         Borrowings outstanding as of October 28, 2000 have been classified as long-term debt in the accompanying financial statements based upon the terms and structure of the Credit Facility.

Note 8: New Accounting Pronouncements

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," which, among other things, clarifies the conditions necessary to support recognition of revenue. SAB 101 must be adopted no later than the fourth quarter of the fiscal year beginning after December 15, 1999. The Company expects that the adoption of SAB 101 will not have an impact on its financial position or results of operations.

         In May 2000, the Emerging Issues Task Force ("EITF") reached a consensus in EITF Issue No. 00-14, "Accounting for Certain Sales Incentives." Under this consensus, the estimated cost of sales incentives such as coupons and rebates must be treated as a reduction of revenue in the period in which the related sale is recognized. Currently, the Company classifies the cost of sales incentives as a component of merchandise costs or as an operating expense, depending on the incentive. The EITF has deferred the effective date of Issue No. 00-14 until the quarter beginning after March 15, 2001. The Company expects that the adoption of Issue No. 00-14 will have no impact on its financial position or results of operations, other than the reclassification of such costs in the statement of operations.

Item 2.

                           THE SPORTS AUTHORITY, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

Results of Operations

The following table sets forth the Company's statement of operations data as a percent of sales for the periods indicated.

                                                        13 Weeks Ended             39 Weeks Ended
                                                   ----------------------      ----------------------
                                                  October 28,   October 24,   October 28,   October 24,
                                                      2000          1999          2000          1999
                                                   --------      --------      --------      --------
Sales                                                 100.0%        100.0%        100.0%        100.0%

Cost of merchandise sold, including
     buying and occupancy costs                        72.9          74.6          73.7          74.2
                                                   --------      --------      --------      --------
Gross margin                                           27.1          25.4          26.3          25.8
License fees and rental income                         (0.2)         (0.1)         (0.2)         (0.1)
Selling, general and administrative expenses           27.1          29.5          25.5          26.6
Pre-opening expense                                     0.1           0.1           0.2           0.2
Goodwill amortization                                  --             0.1          --             0.1
Corporate restructuring                                --            --            --            (0.1)
                                                   --------      --------      --------      --------
     Operating income (loss)                            0.1          (4.2)          0.8          (0.9)
Interest, net                                           1.5           1.2           1.4           1.1
Gain on deconsolidation of joint venture               --            --            --            (0.5)
                                                   --------      --------      --------      --------
Loss before income taxes and extraordinary gain        (1.4)         (5.4)         (0.6)         (1.5)
Income tax benefit                                     --            (2.1)         --            (0.6)
Extraordinary gain, net of tax                         --             1.7           1.7           0.5
                                                   --------      --------      --------      --------
     Net income (loss)                                 (1.4)%        (1.6)%         1.1%         (0.4)%
                                                   ========      ========      ========      ========

The following table sets forth the Company's store openings and closings for the periods indicated.

                                                       13 Weeks Ended             39 Weeks Ended
                                                   ----------------------      ----------------------
                                                  October 28,   October 24,   October 28,   October 24,
                                                     2000          1999           2000         1999
                                                   --------      --------      --------      --------
Beginning number of stores (a)                          199           200           201           226

Openings                                                  1             1             5             3
Closings (a)                                             (1)           --            (7)          (15)
Deconsolidation of joint venture                         --            --            --           (13)
                                                   --------      --------      --------      --------
Ending number of stores                                 199           201           199           201
                                                   ========      ========      ========      ========

(a) The beginning number of stores and closed stores for the 13 and 39 weeks ended October 28, 2000 exclude two clearance stores, opened on a test basis in previously closed store sites, and subsequently reclosed in the second quarter of 2000. The clearance centers were also excluded from the 1999 ending number of stores and store openings.

                           THE SPORTS AUTHORITY, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - continued

13 Weeks Ended October 28, 2000 and October 24, 1999

         Sales for the 13 weeks ended October 28, 2000 were $334.8 million, a $7.6 million, or 2.3%, increase from sales of $327.3 million for the same period in the prior year. During 1999 and 2000, the Company closed a total of 22 stores pursuant to its store closing plans. Sales in the prior period include $8.8 million from closed stores, compared to $1.6 million in the current period, a decrease of $7.2 million.

         Excluding the impact of store closings, sales increased $14.8 million, or 4.6%. Of this increase, $5.7 million, or 1.8%, was attributable to store openings in 1999 and 2000 which had no comparable sales in the prior year, and $15.7 million, or 4.9%, was due to an increase in comparable store sales from continuing stores. In deriving comparable store sales, sales in the 1999 period were adjusted to reflect the impact of adding six days to the Company's fiscal calendar in 1999, such that comparable days are included in the measurement. This adjustment accounted for the remaining change in sales of ($6.6) million, or (2.1)%.

         The increase in comparable store sales reflected continued positive sales trends in the fitness, bicycles, ladies apparel and footwear categories. These categories have responded positively to a number of turnaround initiatives implemented during the year, including an increase in advertising targeted at female customers, as well as changes in merchandise assortment, price points and display. The Company has also increased its focus on customer service and employee training with such initiatives as educational fitness guides and videos for employees, fitness selection guides for customers, and pocket selling guides. Comparable store sales also benefited from strong scooter sales during the current quarter.

         License fees and rental income was $0.6 million, or 0.2% of sales, for the 13 weeks ended October 28, 2000, compared to $0.4 million, or 0.1% of sales, for the same period in the prior year. License fees consist principally of royalty fee income under a license agreement between the Company and Mega Sports Co., Ltd. ("Mega Sports"), a joint venture which operates The Sports Authority stores in Japan and in which the Company owns 8.4%. Royalty fees under this agreement totaled $0.5 million and $0.3 million for the thirteen weeks ended October 28, 2000 and October 24, 1999, respectively. The Company also has a license agreement with TheSportsAuthority.com, a joint venture which operates the e-commerce business of the Company and in which the Company owns 19.9%. Royalty fees under this agreement were nominal in the current period.

         Cost of merchandise sold (including buying and occupancy costs) was flat at $244.1 million for the 13 weeks ended October 28, 2000 and October 24, 1999, respectively. As a percent of sales, costs decreased from 74.6% in the 1999 period to 72.9% in the current period, resulting in a 1.7% increase in gross margin. The decrease in merchandise costs reflected continued markdown management combined with increases in purchase markons. Additionally, the Company has begun to realize cost savings as a result of its direct sourcing initiative launched earlier in fiscal 2000.

         Selling, general and administrative (SG&A) expenses for the 13 weeks ended October 28, 2000 were $90.6 million, or 27.1% of sales, as compared to $96.5 million, or 29.5% of sales, for the same period in the prior year, a decrease of 2.4% of sales. Advertising expenditures decreased 1.7% of sales consistent with the Company's fiscal 2000 advertising plan. Additionally, store payroll and occupancy costs each decreased approximately 0.3% of sales due primarily to: (i) a payroll management initiative implemented during the second quarter of 2000, and (ii) a $1.3 million decline in depreciation expense resulting from the fourth quarter 1999 impairment charge.

         Pre-opening expense was $0.3 million, or 0.1% of sales for the 13 weeks ended October 28, 2000 and October 24, 1999, respectively. Pre-opening expense consists principally of payroll for associate training and store preparation, occupancy costs and grand-opening advertising expenditures. The Company opened one full-line store in both the current period and prior period.

                           THE SPORTS AUTHORITY, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - continued

         In 1999, the Company changed its method of evaluating the recoverability of goodwill from the undiscounted cash flow method to the market value method. The change in method resulted in the write off of the remaining carrying value of the Company's goodwill of $46.9 million. For the 13 weeks ended October 24, 1999, goodwill amortization was $0.5 million, or 0.1% of sales.

         Interest, net for the 13 weeks ended October 28, 2000 was $5.0 million, or 1.5% of sales, compared to $3.8 million, or 1.2% of sales, for the same period in the prior year. The increase in expense reflected: i) financing of the Notes purchases with higher rate borrowings under the Credit Facility, and ii) an increase in market rates combined with an increase in the interest rate margin charged under the Credit Facility.

         Exclusive of income taxes on extraordinary gains, the Company anticipates that it will have a nominal effective income tax rate for fiscal 2000 due to net operating loss carryforwards and tax deductible timing differences, which are available to offset taxable income. Accordingly, no provision for income taxes was recorded in the third quarter of 2000. The income tax benefit was $6.8 million, at an effective tax rate of 38.7%, in the same period of the prior year.

         As a result of the foregoing factors, net loss for the 13 weeks ended October 28, 2000 was $4.6 million, or 1.4% of sales, compared to $5.2 million, or 1.6% of sales, for the same period in the prior year. Operating results for the third quarter of 1999 include sales of $5.9 million and an operating loss of $0.6 million from the Company's Canadian subsidiary. The Company closed its five remaining Canadian locations in the first quarter of 2000.

39 Weeks Ended October 28, 2000 and October 24, 1999

         Sales for the 39 weeks ended October 28, 2000 were $1,078.6 million, a $9.3 million, or 0.9%, increase from sales of $1,069.3 million for the same period in the prior year. Sales in the 1999 period include $36.3 million from closed stores, compared to $11.7 million in the current period, a decrease of $24.6 million.

         Excluding the impact of store closings, sales increased $33.9 million, or 3.3%. Of this increase, $14.9 million, or 1.4%, was attributable to store openings in 1999 and 2000 which had no comparable sales in the prior year, and $23.4 million, or 2.3%, was due to an increase in comparable store sales from continuing stores. In deriving comparable store sales, the sales base was adjusted to reflect: i) in the first quarter, the reduction in the Company's hunting business due to discontinuance of handgun sales and other assortment reductions, and ii) the impact of adding six days to the Company's fiscal calendar in 1999, such that comparable days are included in the measurement year over year. These adjustments account for the remaining change in sales of ($4.4) million, or (0.4%).

         Comparable store sales trends have improved gradually since the fourth quarter of 1999. The execution of a number of turnaround initiatives, including changes in the Company's advertising, pricing, and buying strategies have led to strong results in categories such as fitness, ladies activewear and footwear. While the outdoor categories of hunting and fishing continued to underperform, the majority of categories showed improvements throughout the year.

         License fees and rental income was $1.9 million, or 0.2% of sales, for the 39 weeks ended October 28, 2000, compared to $1.2 million, or 0.1% of sales, for the same period in the prior year. Royalty fees under the Mega Sports license agreement were $1.7 million and $1.1 million for the 39 weeks ended October 28, 2000 and October 24, 1999, respectively. Royalty fees under TheSportsAuthority.com agreement were nominal.

                           THE SPORTS AUTHORITY, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - continued

         Cost of merchandise sold (including buying and occupancy) was $794.5 million, or 73.7% of sales, for the 39 weeks ended October 28, 2000, compared to $793.4 million, or 74.2% of sales, for the same period in the prior year. As a result, gross margin increased 0.5% of sales, from 25.8% in 1999 to 26.3% in 2000. Merchandise costs decreased 0.9% of sales due to a significant decrease in inventory markdowns year over year, combined with an increase in purchase markons. This reduction was partially offset by an increase in occupancy costs due, in part, to the sale-leaseback of eight owned properties completed in the fourth quarter of 1999.

         SG&A expenses for the 39 weeks ended October 28, 2000 were $275.4 million, or 25.5% of sales, as compared to $284.7 million, or 26.6% of sales, for the same period in the prior year. The 1.1% of sales decrease was primarily due to a 1.2% of sales decrease in advertising expenditures, consistent with the fiscal 2000 advertising plan, and a 0.5% of sales decrease in depreciation expense resulting from the fourth quarter 1999 fixed asset impairment charge. These reductions were partially offset by an 0.7% of sales increase in corporate G&A expenses due to training and consulting costs incurred in the conversion of the inventory management system, increases in the Company's self-insured insurance reserves in light of increased claim costs, and a bonus accrual in the current period as compared to a reserve takedown in the same period of the prior year.

         Preopening expense was $2.1 million and $1.6 million for the 39 weeks ended October 28, 2000 and October 24, 1999, respectively. The increase reflected the increase in store openings, from three full-line stores in the 1999 period to five in 2000.

         Corporate restructuring was ($0.7) million, or (0.1%) of sales, for the 39 weeks ended October 24, 1999. During the third quarter of 1998, the Company accrued $3.9 million in employment contract obligations to several departing executives. In the first quarter of 1999, the Company negotiated the settlement of one contract and reduced the corporate restructuring reserve by $0.7 million.

         Interest, net for the 39 weeks ended October 28, 2000 was $14.6 million, or 1.4% of sales, compared to $11.4 million, or 1.1% of sales, for the same period in the prior year. The increase in expense reflected: i) financing of the Notes purchases with higher rate borrowings under the Credit Facility, and ii) an increase in market rates combined with an increase in the interest rate margin charged under the Credit Facility.

         In the first quarter of 1999, the Company recorded a gain on deconsolidation of its Japanese joint venture of $5.0 million, or 0.5% of sales.

         Exclusive of income taxes on extraordinary gains, the Company anticipates that it will have a nominal effective tax rate for fiscal 2000 due to net operating loss carryforwards and tax deductible timing differences, which are available to offset taxable income. In fiscal 2000, the Company recorded a $2.0 million tax provision for estimated alternative minimum taxes related to the extraordinary gain on early extinguishment of debt. For the 1999 period, income tax benefit was $6.3 million, at an effective tax rate of 38.8%.

         During the 39 weeks ended October 28, 2000, the Company recorded an extraordinary gain of $18.6 million, net of tax, related to the purchase of $81.1 million principal amount of the Notes for $59.8 million.

         As a result of the foregoing factors, net income for the 39 weeks ended October 28, 2000 was $12.5 million, or 1.1% of sales, as compared to a net loss of $4.4 million, or 0.4% of sales, for the same period in the prior year. In the first quarter of 2000, the Company closed its five remaining Canadian stores pursuant to its announced store exit plan. The Company's results of operations include sales of $3.4 million and $19.0 million, and operating income (loss) of $0.6 million and ($1.2) million, for the 39 weeks ended October 28, 2000 and October 24, 1999, respectively, related to the Canadian subsidiary.

                           THE SPORTS AUTHORITY, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - continued

Liquidity and Capital Resources

         The Company's principal capital requirements are to fund working capital needs and for capital expenditures on hardware and software upgrades, store refurbishment and new store openings. For the 39 weeks ended October 28, 2000, these capital requirements were generally funded by operations and by borrowings under the Credit Facility. Cash flows generated by (used for) operating, investing and financing activities for the 39 weeks ended October 28, 2000 and October 24, 1999 are summarized below. The net decrease in cash and cash equivalents was $3.9 million in the current period, compared to $8.6 million for the same period in the prior year.

         Net cash provided by operations was $20.3 million for the 39 weeks ended October 28, 2000, compared to a net use of cash of $100.4 million for the same period in the prior year. The increase in cash flow in the current period was largely attributable to income before extraordinary gain and depreciation and amortization of $24.0 million, only partially offset by an increase in inventory, net of accounts payable, of $7.9 million. By comparison, inventory net of accounts payable increased by $95.5 million during the 1999 period. This change reflected a reduction in inventory levels year over year, combined with a change in inventory financing trends. The percentage of inventory financed by accounts payable was 34.6% at October 28, 2000, an increase from beginning of the year financing of 26.9%. Conversely, inventory financing decreased signficantly in the 1999 period, from 49.0% at the beginning of the year to 33.3% as of October 24, 1999.

         Net cash used for investing was $34.3 million for the 39 weeks ended October 28, 2000, compared to cash provided by investing activities of $12.6 million for the same period in the prior year. Capital expenditures in the first 39 weeks of 2000 totaled $32.3 million, and included $17.3 million for hardware and software upgrades, $7.7 million for refurbishment of existing stores, $5.8 million for new store openings, and $1.0 million to open a second, West coast regional distribution center. Software expenditures related primarily to the conversion of the Company's merchandise management systems, which was completed during the third quarter of 2000. Other, net expenditures of $2.0 million related to the purchase of two store leases from a competitor.

         Net cash provided by financing was $10.1 million for the 39 weeks ended October 28, 2000, compared to $79.2 million for the same period in the prior year. The lower level of external financing was due principally to an increase in operating cash flow, which was available to fund approximately 60% of capital and other investment expenditures. Conversely, in the 1999 period, external financing (combined with proceeds from the sale-leaseback of owned properties) was required to fund the operating cash deficit of $100.2 million as well as capital expenditures of $21.2 million. The Company relied principally on borrowings under the Credit Facility to finance the Notes purchases in fiscal 2000.

         In August 2000, the Company amended the Credit Facility to increase its committed line of credit from $275 million to $335 million. In conjunction with this increase, the Company mortgaged real estate covering 19 owned store sites, with a net book value of $83.5 million, which supplements its existing pledge of inventory and accounts receivable under the Credit Facility. Based on the terms and structure of the amended agreement, borrowings outstanding under the Credit Facility as of October 28, 2000 are classified as long-term debt in the accompanying financial statements. The Credit Facility matures in September 2003.

         The Company's working capital at October 28, 2000 was $140.4 million, compared to $80.7 million at October 24, 1999, an increase of $59.7 million. The increase in working capital was primarily a product of changes in the classification of debt. Borrowings under the Credit Facility (approximately $199.3 million) were classified as long-term debt at October 28, 2000, while in 1999 borrowings were classified as current debt. Conversely, the remaining Notes obligation of $44.9 million was classified as current debt at October 28, 2000, based on a September 2001 maturity.

                           THE SPORTS AUTHORITY, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - continued

         The Company has substantially completed its capital expansion and improvement plans for fiscal 2000. It believes that anticipated cash flows from operations and the increased liquidity provided by the enhancement of its Credit Facility will be sufficient to fund working capital and finance capital expenditures through the next 12 months.

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

                           THE SPORTS AUTHORITY, INC.

Part II. OTHER INFORMATION

         Item 1. Legal Proceedings

                  On September 15, 2000, the Circuit Court of Cook County, Illinois, granted the motions of the defendants to dismiss, with prejudice, the amended complaint of the plaintiffs in City of Chicago and County of Cook v. Beretta U.S.A. Corp. et al., in which the plaintiffs sued thirty-three defendants, including firearms manufacturers and retailers (including the Company). On October 11, 2000, the plaintiffs filed a notice of appeal to the Appellate Court of Illinois, First Judicial District. This proceeding is more fully described in Item 3 of the Company's Form 10-K for 1999.

         Item 6. Exhibits and Reports on Form 8-K

                  (a) Exhibits:

                      See Index to Exhibits on Page 17

                  (b) Reports on Form 8-K:

                      None

                           THE SPORTS AUTHORITY, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             THE SPORTS AUTHORITY, INC.



Date: December 12, 2000                      By: /S/ GEORGE R. MIHALKO
                                                -------------------------------
                                                 George R. Mihalko
                                                 Executive Vice President and
                                                 Chief Financial Officer
                                                 (Principal Financial Officer)

                                INDEX TO EXHIBITS

 EXHIBITS         DESCRIPTION
 --------         -----------

   10.1       Director Stock Plan, amended September 12, 2000
   10.2 Severance agreement, dated as of October 9, 2000, between The Company and Elliott Kerbis
   27.1       Financial Data Schedule