Form 10-K
period 2001-02-03
SPORTS AUTHORITY INC /DE/
filed 2001-05-04
CIK 929470

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended February 3, 2001

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     State the aggregate market value of the voting and nonvoting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing: $73,650,748 at the close of business on April 30, 2001.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 32,603,222 Shares of Common Stock outstanding as of April 30, 2001.

     Documents Incorporated by Reference: the Company's Proxy Statement dated May 18, 2001, incorporated partially in Parts II and III hereof.

                                     PART I

Forward Looking Statements

     Certain statements contained in or incorporated by reference in this Form 10-K constitute "forward looking statements" made in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. As such, they involve risks and uncertainties that could cause actual results to differ materially from those set forth in such forward looking statements. The Company's forward looking statements are based on assumptions about, or include statements concerning, many important factors, including without limitation, consumer confidence, changes in discretionary consumer spending and consumer preferences, particularly as they relate to sporting goods, athletic footwear and apparel and the Company's particular merchandise mix and retail locations; the Company's ability to effectively implement its merchandising, inventory control, marketing, store remodeling, electronic commerce, and other strategies; increasing competition from other retailers; unseasonable weather; fluctuating sales margins; product availability; and capital spending levels. The Company undertakes no obligation to release publicly the results of any revisions to these forward looking statements to reflect events or circumstances after the date such statements were made.

ITEM 1. BUSINESS

General

     With sales of $1.5 billion in fiscal 2000, the Company is the largest full-line sporting goods retailer in the United States. The Company's business strategy is to serve its customer by offering, through multiple channels, extensive selections of quality, brand name sporting goods, athletic footwear and apparel, with a focus on customer service. At February 3, 2001, the Company directly operated 198 stores in 32 states across the United States, substantially all in excess of 40,000 gross square feet. Another 28 stores in Japan are operated under a license agreement with the Company by MegaSports Co., Ltd., a joint venture with JUSCO Co., Ltd. ("JUSCO") that is now 8.4% owned by the Company. JUSCO is a major Japanese retailer that owns 9.3% of the Company's outstanding shares. The Company owns 19.9% of TheSportsAuthority.com, Inc., a joint venture with a wholly-owned subsidiary of Global Sports, Inc. Since November 1999, TheSportsAuthority.com has operated the retail e-commerce site www.thesportsauthority.com as a "clicks" shopping alternative augmenting the Company's "bricks" store presence. Under the terms of the joint venture agreement, the Company's ownership interest can increase to 49.9%.

     The Company was incorporated in Delaware in 1987. In 1990, the Company was acquired by Kmart Corporation. Following public offerings in November 1994 and October 1995, Kmart no longer owns any interest in the Company.

Industry Overview

     According to the National Sporting Goods Association, total U.S. retail sales of sporting goods, athletic footwear and apparel were approximately $45 billion in 1999. The retail sporting goods industry is comprised of four principal categories of retailers: (i) traditional sporting goods retailers,
(ii) specialty sporting goods retailers, (iii) large format sporting goods retailers and (iv) mass merchandisers. In addition, a variety of other retailers sell various types of sporting goods, principally athletic footwear and apparel. Sporting goods retailing in the United States is characterized by intensive competition among retailers, increasing competition from new channels of distribution such as catalogs and electronic commerce, and consolidation among vendors.

Business Strategy

     The Company is focused on encouraging consumers to "Get Out and Play," and to make participation in or attendance at almost any type of sports, leisure or recreational activity a meaningful part of their lifestyle. The stores offer the extensive selection and competitive pricing associated with category dominant retailers while, at the same time, offering quality brand names and high levels of customer service. The key elements of this strategy are as follows:

     Store Format. The Company operates large format stores, substantially all of which are in excess of 40,000 gross square feet. This format enables the Company to provide under one roof an extensive selection of merchandise for sports and leisure activities that ordinarily are associated with specialty shops and pro shops, such as golf, tennis, snow skiing, cycling, hunting, fishing, bowling, archery, boating and water sports, as well as for activities ordinarily associated with traditional sporting goods retailers, such as team sports, physical fitness, and men's, women's and children's athletic and active apparel and footwear. The average store offers over 40,000 active SKUs (excluding discontinued items) across 27 major departments.

     Quality Brand Name Sporting Goods. The Company's merchandising strategy is to offer strong assortments in quality brand name sporting goods in its merchandise classifications. The Company's comprehensive merchandise assortment includes over 700 brand names, including Adams, Adidas, Asics, Champion, Coleman, Columbia, Cross Creek, Easton, Head, Huffy, Izod, K2, Mongoose, New Balance, Nike, Orlimar, Penn, Prince, Proform, Rawlings, Reebok, Rollerblade, Russell, Salomon, Shakespeare, Spalding, Taylor Made, Teva, Timberland, Titleist and Wilson. In 2000, the Company reached an agreement to expand Salomon products in its assortment of skis, in-line skates and footwear for the 2001 selling season.

     Customer Service. The Company seeks to distinguish itself from other large format sporting goods retailers, traditional sporting goods retailers and mass merchandisers by executing a sales and service culture.

     Pricing: Always Priced Right. The Company's pricing policy is to market merchandise at prices that are always competitive in the market at the time. The Company also seeks to be a price leader on certain highly identifiable items.

     Focus on Multi-Store Markets. The Company seeks to establish a significant presence in each of its markets and has pursued a store expansion strategy primarily focused on opening multiple stores in its markets. This focus enables the Company to obtain significant market penetration and to leverage management and advertising expenses, thereby achieving greater economies of scale. In addition, the Company believes its multi-store market strategy results in greater name recognition and enhanced customer convenience in each market. The Company believes that achieving greater market penetration will enable it to compete more effectively and increase profitability and return on capital over the long-term.

     E-Commerce. TheSportsAuthority.com offers an online channel for customers to purchase a wide selection of sporting goods, athletic footwear and apparel, with detailed product information, buying guides and size charts, along with special features such as: item comparison chart, multiple views of an item and "e-mail to a friend." The site integrates sports related content such as "Pro Tips," corporate communications features, a retail store locator, and promotional and community event listings. The Company's joint venture partner, Global Sports Interactive, Inc., a wholly-owned subsidiary of Global Sports, Inc., contributes the technological, organizational and working capital requirements of the joint venture. The Company licenses trademarks, service marks and domain names, and provides content, purchasing power and vendor relationships to the joint venture. The Company's initial ownership in TheSportsAuthority.com of 19.9% automatically increases to 49.9% if certain performance criteria are met by either TheSportsAuthority.com or the Company. In addition, the Company has an option to purchase additional shares of TheSportsAuthority.com, up to 49.9%, in certain events.

Stores

     The Company's stores are located primarily in regional strip or power centers that generally have tenants that are value-oriented large format retailers. A small percentage of stores are located in malls and stand alone locations. The markets in which the stores are located are listed in Item 2.

     In 2000, the Company opened three new stores, relocated two stores, closed its remaining five stores in Canada, and closed two temporary clearance outlets and one other store. See Note 4 to the Consolidated Financial Statements contained in Part II, Item 8.

     No new stores are planned to open in 2001. Over the next few years, the Company anticipates only modest new store growth. Expansion in future years will depend on, among other things, general economic and business conditions affecting consumer confidence and spending and, in particular, the level of consumer demand for sporting goods, the availability of adequate capital, desirable locations at acceptable terms, qualified management personnel, the Company's ability to manage the operational aspects of its growth and comparable store performance.

     While the Company's expansion program in prior years has included opening stores in Canada and Japan, the Company has exited the Canadian market and reduced its ownership interest in its joint venture in Japan. The Company has no current plans for expansion outside the United States, but will continue to evaluate expansion opportunities.

     The Company's expansion strategy focuses primarily on multi-store markets where it can achieve significant market penetration and can leverage management, distribution and advertising expenses while minimizing cannibalization of sales at existing stores. In analyzing markets, the Company evaluates the market's potential in terms of total number of store locations. Sites are selected based on demographics (such as income levels and distribution, age and family size), population, regional access, co-tenancy, available lease or purchase terms, visibility, parking, and distance from competition.

     The Company traditionally has obtained new store locations through long-term operating leases. On an operating lease basis, the cost of opening a new store has historically approximated $2.2 million, consisting primarily of the investment in inventory, the cost of furniture, fixtures and equipment and pre-opening expenses, such as the costs associated with training employees, stocking the store and grand opening advertising. If the site requires a retrofit of an existing building, costs (excluding furniture, fixtures and equipment) can be significantly higher. The Company currently plans to finance substantially all of its new stores with operating leases, assuming availability and appropriate terms.

     The Company believes customers want an easy shopping environment and therefore seeks to make shopping at its stores as convenient as possible through its extensive in-store signage and its department placement. The Company has developed and tested a new store prototype that can be seen in its new stores which features specialty stores within a store, interactive kiosks, in-store customer clinics and demonstrations, and an array of audio visual entertainment. The Company is enhancing its presentation with improved fixtures, signage, adjacencies, and increased point-of-purchase information.

     In 2000, the Company spent approximately $9.7 million refurbishing its existing stores. One store received a comprehensive remodel featuring improved departmental adjacencies modeled after the new store prototype. This included interactive and audio visual developments as well as new shopping areas specifically focused on youth and team sports fans. All stores received basic renovations that included relamping, new category end cap and bin signage and aisle widening. The Company estimates capital expenditures in 2001 will be approximately $15-$20 million, primarily for refurbishment of existing stores and upgrades of information systems.

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

Merchandising

     The Company's merchandising strategy focuses on offering a broader and deeper selection of quality, brand name and private label merchandise than is generally available in traditional sporting goods retailers. The Company's merchandise assortment consists of a wide variety of sporting goods, athletic footwear and apparel and accessories and is designed to meet the sporting goods needs of its customers, from the sports enthusiast to the weekend athlete. The Company continuously introduces new products under its Hot-New-Now program. The average store offers over 40,000 active SKUs (excluding discontinued items).

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

     In 2000, the Company launched a team sales division to focus on direct sales of sporting goods to schools, professional and recreational leagues, teams and cheerleading squads.

     Merchandise consists of two lines: hard lines, which include equipment for team sports, fitness, outdoor sports, golf, racquet sports, cycling, water sports, marine, snow sports and general merchandise; and soft lines, which consist of athletic and active footwear and apparel. During the past three years, hard lines constituted approximately 51% of the Company's sales, apparel constituted approximately 22%, and footwear constituted approximately 27%.

     The hard lines and soft lines sold by the Company include the following merchandise categories:

     Athletic and Active Apparel: This category consists of both casual and leisure apparel, as well as apparel designed and fabricated for specific sports, in men's, women's and children's assortments. Casual and leisure apparel includes basic and seasonal T-shirts, shorts, sweats and warm-ups. Performance specific apparel includes offerings for sports such as golf, tennis, running, fitness, soccer, baseball, football, hockey, and skiing. The apparel category also includes NCAA and professional league licensed apparel.

     Athletic and Active Footwear: The footwear selection includes casual footwear intended for day to day streetwear, as well as athletic shoes for running and walking, tennis, fitness and cross training, basketball and hiking. In addition, the Company carries specialty footwear including a complete line of cleated shoes for baseball, football, soccer and golf. Important categories within the footwear department are recreational and hockey skates, and socks and accessories.

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

     Fitness Sports: The fitness category includes complete assortments for aerobic and anaerobic workouts, including treadmills, stationary bicycles and steppers for aerobic and home gyms, weight benches, dumbbells and free weights. In addition, the department carries a selection of boxing equipment and accessories, and also features items designed for wellness and relaxation, such as massagers, magna-therapy and nutritional supplements. An extension of the fitness category is the cycling department, which focuses on all terrain, touring, 20" BMX and freestyle bicycles. In addition, the Company carries accessories such as gloves, helmets, and water bottles.

     Winter Sports: The Company offers a complete line of ski apparel, including technical outerwear, bib pants, thermal underwear, sweaters and accessories. The Company also offers a complete line of skis and ski equipment, including Alpine and cross country skis, snowboards, boots, bindings, goggles and accessories, as well as technical services to support new sales and tune-ups on customer owned product.

Purchasing and Allocation

     The Company maintains a central buying staff, as well as replenishment and allocation staff. This staff manages the planning system, allocates fashion and seasonal merchandise, replenishes basic merchandise and coordinates the distribution of all merchandise.

     Under the Company's merchandise planning system, the merchandise mix for each store is selected by the central buying staff in consultation with field management. The system allows the Company to manage its sales and inventory levels by store at the class level. The Company uses an automated allocation system to allocate non-basic merchandise to stores based on planned sales and inventory at the SKU level, as well as recent sales trends and inventory position. The Company also utilizes an automated replenishment system for approximately 40% of its active assortment. This replenishment system balances in-stock positions to satisfy customer demand with the costs associated with carrying such inventory.

     The Company currently purchases merchandise from approximately 750 vendors. The Company's largest vendor, Nike, Inc., accounted for approximately 12% of its total merchandise purchased in 2000. The Company is either the largest or one of the largest customers for many of its vendors, and does not maintain any material long-term or exclusive commitments or arrangements to purchase from any vendor. In 2000, Total Sports America, a division of the Company, began to implement a private label program for the Company.

Distribution

     In late 1997, the Company opened its first regional distribution center ("RDC") near Atlanta, Georgia. The fully automated RDC serves as a total flow-through facility to receive and allocate merchandise to the Company's stores. Merchandise is received at the RDC, allocated, made "floor ready" as necessary, and subsequently distributed to 152 Company stores. The Company also has a non-automated RDC and flow-through cross-dock facility in Chino, California that supplies 27 stores and handles imported merchandise. Merchandise not distributed through the RDC's is shipped directly to the stores.

Information Systems

     Since its inception, the Company has implemented information systems that integrate purchasing, receiving, sales and perpetual inventory data on a daily basis. These systems include the functions of automated replenishment, automated merchandising planning and allocation, electronic data interchange, daily tracking of in-stock levels by item and location and a "data warehouse" which gives buying staff access to sales information on a class and sub-class level.

     In 2000, the Company implemented JDA's Merchandise Management System and began implementation of MarketMax's Assortment and Space Planning system. JDA provides an increased level of precision in the management and tracking of inventory and product. MarketMax enables stores with similar characteristics to be grouped together to produce assortments and space plans that match the individual sporting goods markets.

     The Company employs point-of-sale ("POS") terminals in all of its stores, which provide price look-up capabilities and SKU-level sales data, capture customer telephone data and initiate requests for authorization of the different credit and check tenders accepted by the Company. The Company also utilizes IBM AS/400 computers and hand held radio frequency terminals at store level as in-store processors to record merchandise receipts, produce price tickets, maintain SKU-level perpetual inventories and for general data inquiry. These in-store processors communicate interactively with central AS/400 computers to exchange data created at store level and the Company's corporate offices. These processors are intended to provide local management with the ability to more closely manage inventory productivity and merchandise space planning, as well as reduce the amount of employee time spent on non-selling functions.

Advertising and Promotion

     The Company advertises its products and seeks to build name recognition and market share through newspaper advertising, direct mail, broadcast media, billboards and sports sponsorships. The focus on multi-store markets enables the Company to leverage a substantial portion of advertising costs. In addition, the Company uses variable levels of advertising among different markets based on return, and approaches each advertising event with a season-based or savings theme. During 2000, the Company implemented changes in ad content, timing and medium based on the results of a study by Accenture (formerly Andersen Consulting) of the Company's advertising effectiveness. The Company's private label credit card program launched in 1999 currently includes approximately 242,000 customers.

Competition

     The Company believes that the principal strengths with which it competes are customer service, a broad assortment of brand name merchandise, ease of shopping and a competitive pricing strategy. The retail sporting goods industry is very competitive and highly fragmented, and is comprised of the following four principal categories of retailers:

     Traditional Sporting Goods Retailers. Traditional sporting goods retailers tend to have relatively small stores, generally ranging in size from 5,000 to 20,000 square feet, frequently located in malls or strip centers (e.g., Modell's Sporting Goods, Champs, Dunham's and Hibbett Sporting Goods). These stores typically carry limited quantities of each item in their assortment and generally offer a more limited selection at higher prices than large format stores.

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

     Large Format Sporting Goods Retailers. Large format stores, such as the Company's stores, generally range in size from 30,000 to 70,000 square feet, offer a broad selection of brand name sporting goods merchandise and tend to be either anchor stores in strip malls or free-standing locations (e.g., Galyan's, Gart Sports, Oshman's and Dick's Clothing and Sporting Goods). In addition, other large format sporting goods retailers compete with certain product categories sold by the Company (e.g., REI in outdoor sporting products).

     Mass Merchandisers. Mass merchandisers are large stores, generally ranging in size from 50,000 to 200,000 square feet, featuring sporting equipment as part of their overall assortment, and are located primarily in strip centers or free-standing locations (e.g., Wal-Mart, Target and Kmart). These stores have limited selection and fewer brand names and also typically do not offer the customer service offered by sporting goods retailers.

     In addition, a variety of other retailers sell various types of sporting goods, principally athletic footwear and apparel. Sporting goods retailing in the United States is characterized by intensive competition, increasing competition from new channels of distribution such as catalogs and electronic commerce, and consolidation among vendors.

Trademarks and Service Marks

     The Company uses "The Sports Authority" as its trade name and applies to qualify to do business as such in each jurisdiction where it operates stores. The Company's retail identity is comprised of the trade name, as well as a family of trademarks and service marks featuring the word

AUTHORITY, many of which are registered (or the subject of pending applications) in the U.S. Patent and Trademark Office, the Canadian Trade-Marks Office, the Japanese Patent Office and other applicable offices around the world. Marks registered in the U.S. Patent and Trademark Office include AUTHORITY(R), THE SPORTS AUTHORITY(R), THE SPORTS AUTHORITY & DESIGN(R), THE SKI AUTHORITY(R), GOLF AUTHORITY(R), TENNIS AUTHORITY(R) and TEAM SPORTS AUTHORITY(R), among others. In 2000, the Company filed applications to register a number of marks, including "Get Out and Play." The Company vigorously protects its trademarks, service marks and trade name from infringement throughout the world by strategic registration and enforcement efforts. Use of these marks is under license from The Sports Authority Michigan, Inc., a wholly-owned subsidiary of the Company.

Associates

     As of February 3, 2001, the Company had a total of approximately 5,600 full-time and approximately 5,400 part-time associates. Of these, approximately 10,100 were employed in the Company's stores and approximately 900 were employed in corporate office positions, regional and district positions, and the Company's RDCs. None of the Company's associates is covered by a collective bargaining agreement. The Company endeavors to promote new store management from its existing personnel. The Company believes that its relationships with its associates are good.

Seasonality

     The Company's annual business cycle is seasonal, with higher sales and profits occurring in the second and fourth quarters. In 2000, the Company's sales trended as follows: 23.5% in the first quarter, 26.1% in the second quarter, 22.4% in the third quarter and 28.1% in the fourth quarter.

ITEM 2. PROPERTIES

     The following table sets forth certain information regarding the markets in which the Company had stores as of February 3, 2001.

                                                                        Number
United States Regions/Metropolitan Area                               of Stores
--------------------------------------------------------------------------------
Northeast
  Baltimore..........................................................      4
  Boston.............................................................      6
  Hartford/North Haven...............................................      4
  New York...........................................................     29
  Portland, ME.......................................................      1
  Philadelphia.......................................................      9
  Providence.........................................................      2
  Washington, D.C....................................................     14
                                                                        ------
    Subtotal Northeast...............................................     69

                                                                        Number
United States Regions/Metropolitan Area                               of Stores
--------------------------------------------------------------------------------
Southeast
  Augusta, GA........................................................      1
  Atlanta............................................................     11
  Charleston.........................................................      1
  Charlotte..........................................................      3
  Chattanooga........................................................      1
  Fayetteville.......................................................      1
  Ft. Myers..........................................................      1
  Gainesville, FL....................................................      1
  Greensboro.........................................................      1
  Greenville, SC.....................................................      1
  Jacksonville.......................................................      2
  Memphis............................................................      1
  Montgomery.........................................................      1
  Myrtle Beach.......................................................      1
  Naples.............................................................      1
  Nashville..........................................................      2
  New Orleans........................................................      1
  Norfolk/Hampton....................................................      3
  Orlando............................................................      7
  Pensacola..........................................................      1
  Raleigh............................................................      1
  Southeast Florida..................................................     16
  Tampa/St. Petersburg...............................................     11
  Winston-Salem......................................................      1
                                                                        ------
    Subtotal Southeast...............................................     71

Midwest
  Chicago............................................................     14
  Detroit............................................................      7
  Madison, WI........................................................      1
  Omaha..............................................................      1
  St. Louis..........................................................      6
                                                                        ------
    Subtotal Midwest.................................................     29

Southwest
  Dallas.............................................................      1
  El Paso............................................................      1
  Las Vegas..........................................................      2
  Little Rock........................................................      1
  Phoenix............................................................      7
  Tucson.............................................................      1
                                                                        ------
    Subtotal Southwest...............................................     13

Northwest
  Anchorage..........................................................      1
  Seattle/Tacoma.....................................................      3
                                                                        ------
    Subtotal Northwest...............................................      4

West
  Honolulu...........................................................      3
  Fresno.............................................................      1
  Los Angeles........................................................      1
  Sacramento.........................................................      2
  San Diego..........................................................      5
                                                                        ------
    Subtotal West....................................................     12
                                                                        ------
Total United States..................................................    198
                                                                        ======

     As of February 3, 2001, the Company occupied 18 owned stores and 180 stores pursuant to long-term leases. The leases typically provide for an initial 10 to 25 year term with multiple five-year renewal options. In most cases, the Company's leases provide for minimum annual rent subject to periodic adjustments, plus other charges, including a proportionate share of taxes, insurance and common area maintenance. Fifty-seven of the Company's store leases are guaranteed by Kmart.

     The Company leases a building at 3383 N. State Road 7, Fort Lauderdale, Florida, containing approximately 106,000 square feet, that houses its corporate offices, with a remaining primary term of 7 years and two 10-year renewal options.

     During 2000 and through March 31, 2001, the Company terminated, assigned, or subleased in whole or in part the leases for 10 of the 23 stores closed or relocated in 1999 and 2000, and continues its efforts to dispose of the remaining closed stores.

ITEM 3. LEGAL PROCEEDINGS

     The Company is one of thirty-three defendants, including firearms manufacturers and retailers, in City of Chicago and County of Cook v. Beretta U.S.A. Corp. et al, Circuit Court of Cook County, Illinois. This suit was served on the Company in November 1998. The complaint was based on legal theories of public nuisance and negligent entrustment of firearms and alleged that the defendant retailers sold firearms in the portion of Cook County outside Chicago that were found illegally in Chicago. The complaint sought damages allocated among the defendants exceeding $358.1 million to compensate the City of Chicago and Cook County for their alleged costs (of which the complaint enumerates a total of $153 million) resulting from the alleged public nuisance. The complaint also sought punitive damages and injunctive relief imposing additional regulations on the methods the defendant retailers use to sell firearms in Cook County. In February 2000, the Court dismissed the complaint's negligent entrustment count. The plaintiffs filed an amended complaint with the Court's permission in March 2000, which contains both the public nuisance and negligent entrustment counts. In September 2000, the Court granted the motions of the defendants to dismiss the amended complaint with prejudice. In October 2000, the plaintiffs appealed to the Appellate Court of Illinois, First Judicial District. The Company is currently unable to predict the outcome of this case.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF
        SECURITY HOLDERS

     None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

Price Range of Common Stock

     The Common Stock of the Company is traded on the New York Stock Exchange (the "NYSE") under the symbol "TSA." The following table sets forth, for the fiscal quarters indicated, the high and low market prices for the Common Stock as reported on the NYSE.

                                                              High       Low
                                                              ---------------
Fiscal 1999
  1st Quarter                                                 $8.50     $4.00
  2nd Quarter                                                  8.06      2.81
  3rd Quarter                                                  4.38      2.19
  4th Quarter                                                  3.25      1.63

Fiscal 2000
  1st Quarter                                                  3.63      1.88
  2nd Quarter                                                  3.06      1.13
  3rd Quarter                                                  2.69      1.38
  4th Quarter                                                  4.26      1.00

     As of April 30, 2001, the Company had approximately 2,061 shareholders of record.

Dividend Policy

     The Company did not declare any dividends in 1999 or 2000 and intends to retain its earnings to finance future internal investments. Therefore, the Company does not anticipate paying any cash dividends in the foreseeable future. The declaration and payment of dividends, if any, is subject to the discretion of the Board of Directors of the Company and to certain limitations under the General Corporation Law of the State of Delaware. In addition, certain agreements contain restrictions on the Company's ability to pay dividends. The timing, amount and form of dividends, if any, will depend, among other things, on the Company's results of operations, financial condition, cash requirements and other factors deemed relevant by the Board of Directors.

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

                                                                             Fiscal Year Ended (1)
                                                        ------------------------------------------------------------------
                                                        February 3,  January 29,   January 24,   January 25,   January 26,
(in thousands, except per share data)                       2001        2000          1999          1998          1997
                                                        ------------------------------------------------------------------
Statement of Operations Data:
  Sales                                                 $1,498,844   $1,492,860    $1,599,660    $1,464,565    $1,271,296
  Gross margin                                             400,891      360,564       390,959       419,537       365,373
  License fees and rental income                             2,748        1,829           841         3,345         3,165
  Selling, general and
    administrative expenses                                371,222      394,963       410,730       365,363       304,955
  Pre-opening expense                                        2,131        1,609        11,194        10,570        11,408
  Goodwill amortization                                         --        1,963         1,963         1,963         1,963
  Store exit costs                                           2,763        8,861        39,446         4,302            --
  Corporate restructuring                                       --         (700)        3,930            --            --
  Impairment of long-lived assets                               --       88,751        13,457            --            --
                                                        ------------------------------------------------------------------
  Operating income (loss)                                   27,523     (133,054)      (88,920)       40,684        50,212
  Interest, net                                             20,744       15,287        11,965         5,952         2,180
  Gain on deconsolidation
    of joint venture                                            --       (5,001)           --            --            --
                                                        ------------------------------------------------------------------
  Income (loss) before income taxes
    and extraordinary gain                                   6,779     (143,340)     (100,885)       34,732        48,032
  Income tax expense (benefit)                                  --       22,721       (35,028)       14,730        19,597
  Minority interest                                             --           --        (2,066)       (2,191)       (1,570)
                                                        ------------------------------------------------------------------
  Income (loss) before
    extraordinary gain                                       6,779     (166,061)      (63,791)       22,193        30,005
  Extraordinary gain, net of tax                            18,647        5,517            --            --            --
                                                        ------------------------------------------------------------------
  Net income (loss)                                     $   25,426   $ (160,544)   $  (63,791)   $   22,193    $   30,005
                                                        ==================================================================

  Basic earnings (loss) per common share:
      Income (loss) before
        extraordinary gain                              $      .21   $    (5.19)   $    (2.01)   $     0.70    $     0.96
      Extraordinary gain                                       .57          .17            --            --            --
                                                        ------------------------------------------------------------------
      Net income (loss)                                 $      .78   $    (5.02)   $    (2.01)   $     0.70    $     0.96
                                                        ==================================================================
  Diluted earnings (loss) per common share:
      Income (loss) before
        extraordinary gain                              $      .21   $    (5.19)   $    (2.01)   $     0.70    $     0.94
      Extraordinary gain                                       .57          .17            --            --            --
                                                        ------------------------------------------------------------------
      Net income (loss)                                 $      .78   $    (5.02)   $    (2.01)   $     0.70    $     0.94
                                                        ==================================================================

                                                                             Fiscal Year Ended (1)
                                                        ------------------------------------------------------------------
                                                        February 3,  January 29,   January 24,   January 25,   January 26,
                                                            2001        2000          1999          1998          1997
                                                        ------------------------------------------------------------------

Percent of Sales Data:
  Gross margin                                              26.7%        24.2%         24.4%         28.6%         28.8%
  Selling, general and
    administrative expenses                                 24.8         26.5          25.7          24.9          24.0
  Operating income (loss)                                    1.8         (8.9)         (5.6)          2.8           4.0
  Income (loss) before income taxes
    and extraordinary gain                                   0.5         (9.6)         (6.3)          2.4           3.8

Selected Financial and Operating Data:
  End of period stores                                       198          203           226           199           168
  Comparable store sales
    increase (decrease) (2)                                  1.5%        (3.4)%        (3.7)%        (2.2)%         3.3%
  Inventory turnover                                         2.8          2.9           3.1           3.1           3.2
  Weighted average sales
    per square foot                                     $    175     $    172      $    177      $    193      $    203
  Weighted average sales per store
    (in thousands)                                         7,545        7,390         7,661         8,334         8,819
  Average sale per transaction                             47.68        45.67         46.53         46.54         45.99
  End of period inventory net of
    accounts payable per store
    (in thousands)                                         1,495        1,250           831           900           729
  Capital expenditures (in thousands)                     35,879       31,640        84,561       114,271       102,165
  Depreciation and amortization
    (in thousands)                                        40,840       46,908        47,921        37,314        28,506

Balance Sheet Data--End of Period:
  (in thousands)
  Working capital (3)                                   $160,200     $ 62,102      $ 30,545      $ 99,710      $175,997
  Total assets                                           662,547      643,003       897,454       807,990       750,158
  Long-term debt                                         205,100      126,029       173,248       157,439       152,021
  Stockholders' equity                                   142,317      116,110       272,912       333,551       310,317

(1) The fiscal years ended February 3, 2001 and January 29, 2000 consisted of 53 weeks. All other fiscal years shown each consisted of 52 weeks.

(2) Reflects comparable store sales, excluding sales from stores closed during the respective fiscal years. (See Management's Discussion and Analysis of Financial Condition and Results of Operations).

(3) The increase in working capital in 2000 resulted primarily from a change in the terms of the Company's committed revolving credit facility and the resulting reclassification of outstanding borrowings thereunder.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     The following table sets forth the Company's statement of operations data as a percent of sales for the periods indicated.

                                                                                Fiscal Year Ended
                                                                      --------------------------------------
                                                                      February 3,   January 29,  January 24,
                                                                          2001         2000         1999
                                                                      --------------------------------------
Sales                                                                    100.0%       100.0%       100.0%
Cost of merchandise sold, including buying and occupancy costs            73.3         75.8         75.6
                                                                      --------------------------------------
Gross margin                                                              26.7         24.2         24.4
License fees and rental income                                            (0.2)        (0.1)        (0.1)
Selling, general and administrative expenses                              24.8         26.5         25.7
Pre-opening expense                                                        0.1          0.1          0.7
Goodwill amortization                                                       --          0.1          0.1
Store exit costs                                                           0.2          0.6          2.5
Corporate restructuring                                                     --           --          0.3
Impairment of long-lived assets                                             --          5.9          0.8
                                                                      --------------------------------------
Operating income (loss)                                                    1.8         (8.9)        (5.6)
Interest, net                                                              1.3          1.0          0.7
Gain on deconsolidation of joint venture                                    --         (0.3)          --
                                                                      --------------------------------------
Income (loss) before income taxes and extraordinary gain                   0.5         (9.6)        (6.3)
Income tax expense (benefit)                                                --          1.5         (2.2)
Minority interest                                                           --           --         (0.1)
                                                                      --------------------------------------
Income (loss) before extraordinary gain                                    0.5        (11.1)        (4.0)
Extraordinary gain, net of tax                                             1.2          0.3           --
                                                                      --------------------------------------
Net income (loss)                                                          1.7%       (10.8)%       (4.0)%
                                                                      ======================================

    The following table sets forth the Company's store openings and closings for the periods indicated.

                                                                                Fiscal Year Ended
                                                                      --------------------------------------
                                                                      February 3,   January 29,  January 24,
                                                                          2001         2000         1999
                                                                      --------------------------------------
Beginning number of stores (a)                                             201          226          199
Openings                                                                     5            3           30
Closings (a)                                                                (8)         (15)          (3)
Deconsolidation of joint venture                                            --          (13)          --
                                                                      --------------------------------------
Ending number of stores                                                    198          201          226
                                                                      ======================================

(a) The beginning number of stores for the 53 weeks ended February 3, 2001 excludes two clearance stores, opened on a test basis in previously closed store sites, and subsequently re-closed in the second quarter of 2000. The clearance centers were also excluded from the fiscal 1999 ending number of stores and store openings.

Fiscal Years Ended February 3, 2001 (fiscal 2000) and January 29, 2000 (fiscal
1999)

     Sales for the 53 weeks ended February 3, 2001 were $1,498.8 million, an increase of $5.9 million, or 0.4%, from sales of $1,492.9 million for the fiscal year ended January 29, 2000. The Company closed 8 stores in 2000 and 15 stores in 1999 pursuant to its store exit plans. Additionally, in the second quarter of 2000, the Company closed two clearance centers opened in previously closed locations. Sales in 2000 include $21.0 million from closed stores, as compared to $60.0 million in the prior year.

     Excluding the impact of store closings, sales increased $45.0 million, or 3.1%. Of this increase, $24.5 million, or 1.7%, was attributable to stores opening in 2000 and 1999 which had no comparable sales in the prior year, and $22.5 million, or 1.5%, was due to an increase in comparable store sales from continuing stores. The remaining change in sales of ($2.0) million, or (0.1%) of sales, was due primarily to an increase in the Company's reserve for sales returns and the impact on comparable store sales of adding six days to the fiscal 1999 calendar.

     The increase in comparable store sales for the year reflected the execution of a number of turnaround initiatives, including changes in the Company's advertising, pricing and buying strategies, to increase traffic into the stores and to improve sales conversions. These initiatives, combined with high demand for trend items such as scooters and "ab rollers," spurred sales in the key categories of fitness, footwear and ladies activewear. Increases in these categories were somewhat offset by continued declines in outdoor categories such as hunting and fishing, which reflected particularly soft sales in the fourth quarter of 2000. As a result of its initiatives, quarterly comparable store sales from continuing stores increased during the first three quarters of 2000, culminating with a 4.9% increase in the third quarter. Comparable store sales slowed in the fourth quarter, primarily due to national macro-economic trends, and were essentially flat to the prior year.

     License fees and rental income were $2.7 million in 2000, compared to $1.8 million in 1999. License fees consist primarily of royalty fee income earned under a license agreement between the Company and Mega Sports, Inc. ("Mega Sports") of $2.4 million and $1.6 million in 2000 and 1999, respectively. (See
Note 3 of the Notes to Consolidated Financial Statements). Royalty fees under a license agreement with TheSportsAuthority.com, Inc., which commenced in the fourth quarter of 1999, were $0.2 million in 2000 and nominal in 1999. The Company also has a license arrangement for the sale of diving merchandise in three stores. Sales of licensee merchandise are excluded from the Company's total sales.

     The major components of cost of merchandise sold are merchandise costs (including distribution) and, to a lesser extent, certain occupancy costs. Cost of merchandise sold decreased from 75.8% of sales in 1999 to 73.3% of sales in 2000, a decrease of 2.5% of sales. In 1999, merchandise costs included a $28.9 million charge for markdowns on aged inventory, closed store liquidations and inventory shrink. Excluding the 1999 charge, cost of merchandise sold decreased 0.7% of sales, due to reduced inventory markdowns combined with improved product pricing.

     Selling, general and administrative ("SG&A") expenses in 2000 were $371.2 million, or 24.8% of sales, compared to $395.0 million, or 26.5% of sales in the prior year. The 1.7% of sales decrease resulted from a 1.4% of sales decline in advertising expenditures consistent with the fiscal 2000 advertising plan, and a 0.5% of sales reduction in depreciation expense as a result of the fourth quarter 1999 impairment charge.

     Pre-opening expense was $2.1 million in 2000 compared to $1.6 million in 1999. The increase in expense correlates to the increase in store openings, from three stores in 1999 to five stores in 2000. On a per store basis, pre-opening costs declined in 2000, largely due to a reduction in grand-opening advertising. Pre-opening expense consists principally of store payroll expense for associate training and store preparation prior to a store opening, operating expenses and grand-opening advertising costs.

     Store exit costs were $2.8 million in 2000, compared to $8.9 million in 1999. The 2000 charge reflected a $4.0 million increase of reserves established under prior store exit plans due to changes in the estimated time and rate to sublease or assign remaining real estate. The charge was partially offset by a $1.2 million net gain on the lease termination for one store closed in the fourth quarter of 2000. Store exit costs represent estimated costs to be incurred beyond the store closing date, including rent, common area maintenance charges, real property taxes and employee severance. (See Note 4 of the Notes to Consolidated Financial Statements).

     Operating income was $27.5 million, or 1.8% of sales in 2000, compared to an operating loss of $133.1 million, or (8.9)% of sales in 1999. Exclusive of pre-opening expense, goodwill amortization and restructuring charges, the 1999 operating loss was $32.6 million, or (2.2)% of sales. By comparison, operating income before pre-opening expense and store exit costs was $32.4 million, or 2.2% of sales in 2000, an increase of $65.0 million.

     Interest, net was $20.7 million, or 1.3% of sales in 2000, compared to $15.3 million, or 1.0% of sales in 1999. Interest expense increased as a result of refinancing a portion of the 5.25% Convertible Subordinated Notes due September 2001 (the "Notes") with higher rate borrowings under the Company's committed revolving credit facility ("Credit Facility"). The Company recorded an extraordinary gain in connection with the Notes purchases, as discussed below. Additionally, the borrowing rate under the Credit Facility increased due to a general rise in market rates combined with an increase in the interest margin charged by the lender pursuant to an amendment to the Credit Facility in August 2000. The Company's weighted average interest rate on Credit Facility borrowings was 9.1% in 2000 compared to 7.4% in 1999.

     Exclusive of income taxes on extraordinary gains, the Company has a nominal effective tax rate in 2000 due to the utilization of net operating loss carryforwards. The Company recorded a $2.0 million tax provision for estimated alternative minimum taxes and state taxes related to the extraordinary gain on early extinguishment of debt. In 1999, the Company recorded a valuation allowance on 100% of the Company's deferred tax assets, based on a presumption that the realization of such tax assets could not be reasonably assured given operating losses of the Company at that time. In 2000, the Company reduced this valuation allowance by $9.3 million, primarily due to the utilization of $22.7 million in net operating loss carryforwards. Further reductions will be made as the deferred tax assets are realized or when management believes the aforementioned presumption can be overcome, principally by sufficient profitable operating results. The Company expects that its effective tax rate in 2001 will be significantly below the statutory rate due to the availability of remaining federal and state net operating loss carryforwards of approximately $4.7 million and $100.0 million, respectively, as well as other tax deductible timing differences.

     The Company recorded an extraordinary gain of $18.6 million, net of tax, on the early extinguishment of $81.3 million principal amount of the Notes for $60.0 million. In 1999, the Company recorded a gain of $5.5 million, net of tax, on Notes purchases. As a result of its cumulative purchases, the Company's remaining obligation under the Notes, which mature in September 2001, was approximately $45 million at February 3, 2001.

     As a result of the foregoing factors, net income was $25.4 million in 2000, as compared to a net loss of $160.5 million in the prior year.

Fiscal Years Ended January 29, 2000 (fiscal 1999) and January 24, 1999 (fiscal
1998)

     Sales for the 53 weeks ended January 29, 2000 were $1,492.9 million, a $106.8 million, or 6.7% decrease from sales of $1,599.7 million for the fiscal year ended January 24, 1999. Sales in fiscal 1998 include $84.9 million from Mega Sports, not comparable to the 1999 year due to the deconsolidation of the joint venture in 1999. Sales from stores closed during 1998 and 1999 were $78.8 million in the 1998 period, compared to $11.3 million in 1999.

     Excluding the impact of the deconsolidation of Mega Sports and the store closings, sales increased $45.6 million, or 2.9%. Of this increase, $85.6 million, or 5.3%, was attributable to stores opening in 1998 and 1999 which had no comparable sales in the prior year, and approximately $15.7 million, or 1.0%, was attributable to adding six days to the 1999 fiscal year. These increases were offset by a decrease in comparable store sales of $55.7 million, or 3.4%, excluding the impact of store closings and declines in the hunting category due to the discontinuance of handgun sales and the reduction of rifle and hunting assortments in early 1999. The decrease in comparable store sales reflected weakness in the key categories of footwear, golf and men's apparel.

     License fees and rental income was $1.8 million in 1999, compared to $0.8 million in 1998. License fees in 1999 include $1.6 million in royalty fee income under the Mega Sports license agreement. Prior to 1999, intercompany royalty fees were eliminated due to consolidation of Mega Sports in the Company's results of operations. License fees in 1998 include fees earned under a license agreement for the sale of winter sports merchandise, which was terminated in 1998.

     Cost of merchandise sold increased from 75.6% of sales in 1998 to 75.8% of sales in 1999, an increase of 0.2% of sales. This increase was attributable to an increase in occupancy costs of 0.3% of sales resulting from the decline in sales productivity. Merchandise costs were flat at 67.4% of sales in both years, and included charges of $28.9 million and $24.1 million in 1999 and 1998, respectively.

The charges related to markdowns for aged inventory, liquidations at closing stores and, in 1999, inventory shrink. Excluding these charges, merchandise costs decreased 0.5%, from 65.9% of sales in 1998 to 65.4% of sales in 1999, as a result of improved purchase markons.

     SG&A expenses in 1999 were $395.0 million, or 26.5% of sales, compared to $410.7 million, or 25.7% of sales in the prior year. The increase as a percentage of sales resulted from the decline in sales productivity and an increase in advertising expenditures to drive traffic into the stores.

     Pre-opening expense in 1999 was $1.6 million, or 0.1% of sales, compared to $11.2 million, or 0.7% of sales in 1998. The decrease in expense reflected the reduction in store openings, from 30 stores in 1998 to three full-line stores in 1999. During 1999, the Company also opened two clearance stores, on a test basis, in previously closed locations. No pre-opening expense was incurred on these clearance store openings.

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

     The store exit charge related to the closure of five Canadian and two domestic locations, all of which were closed in 2000. With the closing of the five Canadian stores, the Company ceased its operations in Canada. The Company's results of operations include Canadian store sales of $3.4 million, $28.4 million and $31.0 million in 2000, 1999 and 1998, respectively, and operating losses excluding restructuring charges of $0.2 million, $4.4 million and $3.7 million, respectively.

     Based on continued declines in store operating performance, the Company evaluated the recoverability of its store-level assets pursuant to Financial Accounting Standards No. 121 ("SFAS 121"). The Company recorded a $41.9 million impairment charge on property and equipment at 40 stores based on a determination that the carrying value of assets at these locations exceeded estimated future cash flows. Estimated future cash flows were based on the Company's fiscal year 2000 budget and internal projections for years beyond 2000. The charge included $3.8 million for the writedown of assets at seven now closed locations.

     An impairment charge of $46.9 million on the Company's enterprise-level goodwill was recognized pursuant to a change in the Company's method of measuring the recoverability of goodwill. The Company changed from the undiscounted cash flows method to the market value method, whereby impairment is measured by the excess of the Company's net book value over its market capitalization. Since the excess of the Company's net book value over its market capitalization exceeded the carrying value of the Company's goodwill, the remaining value of goodwill was written off.

     In conjunction with closing the Canadian subsidiary, the Company recognized $1.3 million in cumulative translation adjustments, previously a component of stockholders' equity, as required by Financial Accounting Standards No. 52. This charge was included in SG&A expenses.

     Corporate restructuring of ($0.7) million related to the settlement of the Company's obligation under an employment contract with a former executive. The initial reserve for this obligation was included in the Company's 1998 restructuring charge. As a result of the settlement, the Company reversed the remaining reserve under this contract in 1999.

     The operating loss was $133.1 million, or (8.9)% of sales in 1999, as compared to $88.9 million, or (5.6)% of sales in 1998. The operating loss before pre-opening expense, goodwill amortization and restructuring charges was $32.6 million, or (2.2)% of sales in 1999, versus $18.9 million, or (1.2)% of sales for the preceding year.

     Interest, net was $15.3 million, or 1.0% of sales in 1999, compared to $12.0 million, or 0.7% of sales in 1998. The increase of $3.3 million was due to an increase in borrowings under the Company's current and prior revolving credit facilities, combined with an increase in the borrowing rate under the current facility. The Company's weighted average interest rate on revolving credit borrowings was 7.4% in 1999, compared to 6.6% in 1998.

     In March 1999, the Company reduced its ownership interest in Mega Sports. Accordingly, the Company discontinued consolidation of the results of Mega Sports in 1999 and recorded a gain on deconsolidation of $5.0 million, or 0.3% of sales.

     Income tax expense on loss before extraordinary gain was $22.7 million in 1999, compared to an income tax benefit of $35.0 million in 1998. The 1999 amount includes a $37.6 million valuation allowance on the Company's U.S. deferred tax assets as of the beginning of fiscal 1999, and a $5.7 million writeoff of Canadian deferred tax assets. These charges were partially offset by an estimated $18.7 million tax refund expected to be generated by the carryback of the Company's 1999 net operating loss. The Company's effective tax rate in 1998 was 34.7%.

     As discussed previously, in the third quarter of 1999, the Company recorded an extraordinary gain of $5.5 million, net of tax, on the early extinguishment debt.

     As a result of the foregoing factors, the Company's 1999 net loss was $160.5 million, as compared to $63.8 million in the prior year.

Liquidity and Capital Resources

     The Company's principal capital requirements are to fund working capital needs as well as for capital expenditures on hardware and software upgrades, store refurbishments and new store openings. In 2000, these capital requirements were generally funded by cash flow from operations and borrowings under the Credit Facility. Cash flows generated by (used for) operating, investing and financing activities for 2000, 1999 and 1998 are summarized below.

     Net cash provided by (used for) operations was $22.0 million in 2000, as compared to ($78.9) million in 1999 and $7.5 million in 1998. In 2000, the increase in cash flow resulted primarily from income before non-cash charges and the extraordinary gain of $51.1 million, and an income tax refund of $21.7 million. These increases were partially offset by an increase in inventory of $45.8 million due to the slowdown in sales in the fourth quarter and to incremental merchandise purchases associated with the conversion of the Company's merchandise management system. The Company largely completed the system conversion in the fourth quarter of 2000 and has reduced inventory levels in line with its plans. By comparison, operating cash flows decreased in 1999 due to management's decision to accelerate vendor payments during the fourth quarter. Therefore, inventory financed by accounts payable declined from 49.0% at the end of 1998 to 26.9% at the end of 1999. Inventory financing remained relatively flat in 2000, and was 24.7% at February 3, 2001. The Company has ongoing obligations for lease and other occupancy costs at closed stores. Payments under the store exit plans aggregated $15.9 million, $10.3 million and $0.8 million in 2000, 1999 and 1998, respectively, and are expected to approximate $15 million in 2001.

     Net cash provided by (used for) investing was ($37.9) million in 2000, as compared to $11.1 million in 1999 and ($78.2) million in 1998. Investing activities in 2000 consisted primarily of capital expenditures, while 1999 included the sale-leaseback of eight owned properties for an aggregate sales price of $46.8 million. Capital expenditures were $35.9 million in 2000, and consisted of $18.0 million for upgrades to information systems, $9.7 million to refurbish existing stores, $6.5 million for five new stores, and $1.7 million for RDC and corporate improvements.

     Net cash provided by financing activities was $11.6 million in 2000, as compared to $63.6 million in 1999 and $72.0 million in 1998. Cash provided by financing activities consisted principally of borrowings under the Company's Credit Facility with a group of lenders led by Fleet Retail Finance, Inc. (formerly BankBoston Retail Finance, Inc.). Borrowings increased $74.1 million in 2000 and were used to fund working capital needs, store refurbishment, upgrades to information systems and the Notes purchases. In 2000, the Company purchased $81.3 million principal amount of the Notes for $60.0 million.

     In December 1999, the Credit Facility was amended to increase maximum borrowings from $200 million to $275 million and to extend the maturity date of the facility from April 2002 to September 2003. In August 2000, the Credit Facility was amended to increase the committed line of credit from $275 million to $335 million. In conjunction with this increase, the Company mortgaged 19 owned store locations, with a net book value of $83.5 million, to supplement its existing pledge of inventory and accounts receivable. Subsequent to February 3, 2001, the Company mortgaged one additional owned property, with a net book value of $2.6 million. Borrowings under the Credit Facility are limited to a borrowing base determined primarily by advance rate percentages applied against eligible inventories and the mortgaged real estate.

     The Company's working capital at February 3, 2001 was $160.2 million, as compared to $62.1 million at January 29, 2000. The increase of $98.1 million resulted primarily from reclassification of borrowings under the Credit Facility from short-term to long-term debt in 2000, based on the revised terms of the amended Credit Facility. Borrowings under the Credit Facility were $203.8 million and $129.7 million at February 3, 2001 and January 29, 2000, respectively. Conversely, the remaining Notes obligation of approximately $45.0 million was reclassified from long-term to short-term debt based on a September 2001 maturity.

     The Company substantially curtailed expansion in 2000 and 1999, and currently plans to open no new stores in 2001. The Company estimates capital expenditures in 2001 will be approximately $15-$20 million, primarily for refurbishment of existing stores and upgrades of information systems. The Company is exploring additional distribution channels in 2001, including catalog and team sales, but anticipates that the initial investment in these initiatives will be nominal in 2001.

     The Company believes that anticipated cash flows from operations, combined with borrowings under the Credit Facility, will be sufficient to fund working capital, finance capital expenditures and retire the remaining Notes obligation during the next 12 months.

New Accounting Pronouncement

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which is required to be adopted by the Company in 2001. The Company generally does not use derivatives; accordingly, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

     In May 2000, the Emerging Issues Task Force ("EITF") reached a consensus in EITF Issue No. 00-14, "Accounting for Certain Sales Incentives." Under this consensus, the estimated cost of sales incentives such as coupons and rebates must be treated as a reduction of revenue in the period in which the related sale is recognized. Currently, the Company classifies the cost of sales incentives as a component of merchandise costs or as SG&A expense, depending on the incentive. The EITF has deferred the effective date of Issue No. 00-14 until the quarter beginning after March 15, 2001. The Company will early adopt Issue No. 00-14 in the first quarter of 2001, and expects that this adoption will have no impact on the Company's financial position or results of operations, other than the reclassification of such costs in the statement of operations. Such reclassifications are not expected to be material.

Seasonality and Inflation

     The Company's annual business cycle is seasonal, with higher sales and profits occurring in the second and fourth quarters. In 2000, the Company's sales trended as follows: 23.6% in the first quarter, 26.0% in the second quarter, 22.4% in the third quarter and 28.0% in the fourth quarter.

     Management does not believe inflation had a material effect on the financial statements for the periods presented.

Forward Looking Statements

     Refer to Forward Looking Statements in Part I.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has no material exposure to the market risks covered by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

Management's Responsibility for Financial Reporting........................  21

Report of Independent Certified Public Accountants.........................  22

Report of Independent Certified Public Accountants.........................  23

Consolidated Statements of Operations for the fiscal years ended
  February 3, 2001, January 29, 2000 and January 24, 1999..................  24

Consolidated Balance Sheets, as of February 3, 2001 and January 29, 2000...  25

Consolidated Statements of Changes in Stockholders' Equity for
  the fiscal years ended February 3, 2001, January 29, 2000
  and January 24, 1999.....................................................  26

Consolidated Statements of Cash Flows for the fiscal years
  ended February 3, 2001, January 29, 2000 and January 24, 1999............  27

Notes to Consolidated Financial Statements.................................  28

               MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL REPORTING

     Management is responsible for the integrity and consistency of all financial information presented in this Annual Report. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include certain amounts based on Management's best estimates and judgments as required.

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

     The consolidated financial statements of the Company for the years ended February 3, 2001 and January 29, 2000 have been audited by Ernst & Young LLP, independent certified public accountants. Their report, which appears herein, is based upon their audits conducted in accordance with auditing standards generally accepted in the United States. These standards include a review of the systems of internal controls and tests of transactions to the extent considered necessary by them for purposes of supporting their opinion.

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


Martin E. Hanaka                                  George R. Mihalko
Chief Executive Officer                           Chief Financial Officer

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
The Sports Authority, Inc.

     We have audited the accompanying consolidated balance sheets of The Sports Authority, Inc. as of February 3, 2001 and January 29, 2000, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the two years in the period ended February 3, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Sports Authority, Inc. at February 3, 2001, and the consolidated results of its operations and its cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States.


Miami, Florida
March 23, 2001

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of The Sports Authority, Inc.

In our opinion, the accompanying consolidated statements of operations, of changes in stockholders' equity and of cash flows for the year ended January 24, 1999 present fairly, in all material respects, the results of operations and cash flows of The Sports Authority, Inc. for the year ended January 24, 1999, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. We have not audited the consolidated financial statements of The Sports Authority, Inc. for any period subsequent to January 24, 1999.


PricewaterhouseCoopers LLP
Fort Lauderdale, Florida
April 6, 1999

                           THE SPORTS AUTHORITY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                 Fiscal Year Ended
                                                                     ---------------------------------------------
                                                                     February 3,      January 29,      January 24,
                                                                        2001             2000              1999
                                                                     ---------------------------------------------
Sales                                                                $1,498,844       $1,492,860       $1,599,660
License fees and rental income                                            2,748            1,829              841
                                                                     ---------------------------------------------
                                                                      1,501,592        1,494,689        1,600,501
                                                                     ---------------------------------------------
Cost of merchandise sold, including buying
  and occupancy costs                                                 1,097,953        1,132,296        1,208,701
Selling, general and administrative expenses                            371,222          394,963          410,730
Pre-opening expense                                                       2,131            1,609           11,194
Goodwill amortization                                                        --            1,963            1,963
                                                                     ---------------------------------------------
                                                                      1,471,306        1,530,831        1,632,588
                                                                     ---------------------------------------------
Store exit costs                                                          2,763            8,861           39,446
Corporate restructuring                                                      --             (700)           3,930
Impairment of long-lived assets                                              --           88,751           13,457
                                                                     ---------------------------------------------
                                                                          2,763           96,912           56,833
                                                                     ---------------------------------------------
    Operating income (loss)                                              27,523         (133,054)         (88,920)
                                                                     ---------------------------------------------
Interest:
  Interest expense                                                       21,734           17,657           13,197
  Interest income                                                          (990)          (2,370)          (1,232)
                                                                     ---------------------------------------------
    Interest, net                                                        20,744           15,287           11,965
                                                                     ---------------------------------------------
Gain on deconsolidation of joint venture                                     --           (5,001)              --
                                                                     ---------------------------------------------
Income (loss) before income taxes and extraordinary gain                  6,779         (143,340)        (100,885)
Income tax expense (benefit)                                                 --           22,721          (35,028)
Minority interest                                                            --               --           (2,066)
                                                                     ---------------------------------------------
Income (loss) before extraordinary gain                                   6,779         (166,061)         (63,791)
Extraordinary gain, net of taxes of $2,000
  and $3,678, respectively                                               18,647            5,517               --
                                                                     ---------------------------------------------
    Net income (loss)                                                $   25,426       $ (160,544)      $  (63,791)
                                                                     =============================================

Basic and diluted earnings (loss) per common share:
  Income (loss) before extraordinary gain                            $      .21       $    (5.19)      $    (2.01)
  Extraordinary gain, net of tax                                            .57              .17               --
                                                                     ---------------------------------------------
  Net income (loss)                                                  $      .78       $    (5.02)      $    (2.01)
                                                                     =============================================

Weighted average common shares outstanding:
  Basic                                                                  32,295           32,003           31,768
                                                                     =============================================
  Diluted                                                                32,311           32,003           31,768
                                                                     =============================================

          See accompanying Notes to Consolidated Financial Statements.

                           THE SPORTS AUTHORITY, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                  February 3,           January 29,
                                                                      2001                 2000
                                                                  --------------------------------
Assets
Current Assets:
  Cash and cash equivalents                                       $   7,535              $  11,814
  Merchandise inventories                                           393,087                347,273
  Receivables and other current assets                               32,690                 55,264
                                                                  --------------------------------
    Total current assets                                            433,312                414,351

Net property and equipment                                          212,991                213,638
Other assets and deferred charges                                    16,244                 15,014
                                                                  --------------------------------
    Total Assets                                                  $ 662,547              $ 643,003
                                                                  ================================

Liabilities and Stockholders' Equity
Current Liabilities:
  Accounts payable--trade                                         $  97,097              $  93,584
  Accrued payroll and other current liabilities                     114,990                111,392
  Current debt                                                       45,756                130,544
  Taxes other than income taxes                                      10,380                 12,894
  Income taxes                                                        4,889                  3,835
                                                                  --------------------------------
  Total current liabilities                                         273,112                352,249

Long-term debt                                                      205,100                126,029
Other long-term liabilities                                          42,018                 48,615
                                                                  --------------------------------
    Total liabilities                                               520,230                526,893
                                                                  --------------------------------
Commitments and contingencies

Stockholders' Equity:
  Common stock, $.01 par value; 100,000 shares authorized;
    32,449 and 32,264 shares issued, respectively                       324                    323
  Additional paid-in capital                                        252,279                251,991
  Deferred compensation                                                 (83)                  (574)
  Accumulated deficit                                              (109,683)              (135,109)
  Treasury stock, 56 and 55 shares, respectively, at cost              (520)                  (521)
                                                                  --------------------------------
    Total stockholders' equity                                      142,317                116,110
                                                                  --------------------------------
    Total Liabilities and Stockholders' Equity                    $ 662,547              $ 643,003
                                                                  ================================

          See accompanying Notes to Consolidated Financial Statements.

                           THE SPORTS AUTHORITY, INC.
                      CONSOLIDATED STATEMENTS OF CHANGES IN
                              STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                                             Accumulated
                                                                                    Retained                 Other Com-
                                     Common Stock        Additional                 Earnings                 prehensive
                                 --------------------     Paid-in      Deferred   (Accumulated   Treasury      Income
                                  Shares      Amount      Capital    Compensation   Deficit)      Stock        (Loss)       Total
                                 --------------------------------------------------------------------------------------------------
Balance, January 25, 1998         31,539    $     316    $ 247,140    $  (1,589)   $  89,226    $    (494)   $  (1,048)   $ 333,551
  Common stock issued
    under stock plans                140            2        1,445         (794)                                                653
  Common stock re-issued
    under stock plans                105            1          999                                                            1,000
  Common stock retired
    under stock plans                 (2)                      (25)          25                                                  --
  Amortization of
    deferred compensation                                                 1,827                                               1,827
  Stock options exercised            120            1        1,465                                                            1,466
  Treasury stock acquired             (7)                                                             (33)                      (33)
  Comprehensive loss:
    Net loss                                                                         (63,791)                               (63,791)
    Cumulative
      translation adjustment                                                                                    (1,761)      (1,761)
                                                                                                                          ---------
    Comprehensive loss                                                                                                      (65,552)
                                 --------------------------------------------------------------------------------------------------
Balance, January 24, 1999         31,895          320      251,024         (531)      25,435         (527)      (2,809)     272,912
  Common stock issued
    under stock plans                322            3        1,012         (660)                                                355
  Common stock retired
    under stock plans                 (2)                      (25)          25                                                  --
  Common stock cancelled
    under stock plans                 (7)                      (20)                                                             (20)
  Treasury stock re-issued             1                                                                6                         6
  Amortization of
    deferred compensation                                                   592                                                 592
  Comprehensive loss:
    Net loss                                                                        (160,544)                              (160,544)
    Cumulative
      translation adjustment                                                                                     2,809        2,809
                                                                                                                          ---------
    Comprehensive loss                                                                                                     (157,735)
                                 --------------------------------------------------------------------------------------------------
Balance, January 29, 2000         32,209          323      251,991         (574)    (135,109)        (521)          --      116,110
  Common stock issued
    under stock plans                214            1          350         (174)                                                177
  Common stock cancelled
    under stock plans                (30)                      (62)          10                                                 (52)
  Treasury stock re-issued                                                    9                         1                        10
  Amortization of
    deferred compensation                                                   646                                                 646
  Net income and
    comprehensive income                                                              25,426                                 25,426
                                 --------------------------------------------------------------------------------------------------
Balance, February 3, 2001         32,393    $     324    $ 252,279    $     (83)   $(109,683)   $    (520)   $      --    $ 142,317
                                 ==================================================================================================

          See accompanying Notes to Consolidated Financial Statements.

                           THE SPORTS AUTHORITY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                           Fiscal Year Ended
                                                                             -----------------------------------------------
                                                                             February 3,       January 29,        January 24,
                                                                                2001               2000               1999
                                                                             -----------------------------------------------
Cash Provided by (Used for):
Operations
  Net income (loss)                                                          $  25,426          $(160,544)         $ (63,791)
  Adjustments to reconcile net income (loss)
    to operating cash flows:
      Depreciation and amortization                                             40,840             46,908             47,921
      Extraordinary gain                                                       (20,647)            (9,195)
      Gain on deconsolidation of joint venture                                      --             (5,001)                --
      Impairment of long-lived assets                                               --             88,751             13,457
      Accrual for store exit costs                                               3,513              8,861             39,446
      Other non-cash items--net                                                    325              3,762                478
      Change in deferred tax assets                                                 --             43,313            (25,107)
      Change in other assets                                                      (335)             3,167             (7,552)
      Change in other long-term liabilities                                     (5,214)            (1,340)             5,993
  Cash provided by (used for) current assets and liabilities:
      Change in income taxes receivable                                         22,976            (21,313)                --
      Increase in inventories                                                  (45,814)            (5,544)           (40,289)
      Change in accounts payable                                                 3,513            (64,801)            31,605
      Other--net                                                                (2,628)            (5,921)             5,344
                                                                             -----------------------------------------------
      Net cash provided by (used for) operations                                21,955            (78,897)             7,505
                                                                             -----------------------------------------------
Investing
  Capital expenditures                                                         (35,879)           (31,640)           (84,561)
  Net proceeds from sale of property and equipment                                  --             45,845                  9
  Deconsolidation of joint venture                                                  --             (3,127)                --
  Other--net                                                                    (2,000)               (16)             6,353
                                                                             -----------------------------------------------
      Net cash (used for) provided by investing                                (37,879)            11,062            (78,199)
                                                                             -----------------------------------------------
Financing
  Borrowings under revolving credit facility, net                               74,132             80,277             44,509
  Proceeds from short-term debt                                                     --                 --              9,646
  Proceeds from long-term debt                                                      --                 --             16,578
  Purchase of convertible notes                                                (59,965)           (14,015)                --
  Proceeds from sale of stock and treasury stock                                   272                359              2,035
  Debt issuance costs                                                           (1,326)            (2,158)                --
  Payments under capital lease obligations                                      (1,468)              (821)              (769)
                                                                             -----------------------------------------------
      Net cash provided by financing                                            11,645             63,642             71,999
                                                                             -----------------------------------------------
Net (decrease) increase in cash and cash equivalents                            (4,279)            (4,193)             1,305
Cash and cash equivalents at beginning of year                                  11,814             16,007             14,702
                                                                             -----------------------------------------------
Cash and cash equivalents at end of year                                     $   7,535          $  11,814          $  16,007
                                                                             ===============================================

Supplemental disclosures of cash flow information
  Interest paid, net of amount capitalized                                   $  20,647          $  15,375          $  15,854
  Income taxes (refunded) paid, net                                            (22,029)            (7,177)             3,291
  Noncash investing and financing activities:
      Purchase of assets under capital lease financing                           2,881                 --              7,192

          See accompanying Notes to Consolidated Financial Statements.

                           THE SPORTS AUTHORITY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1: The Company

     The Sports Authority, Inc. ("The Sports Authority" or "Company") is the largest full-line sporting goods retailer in the United States. At February 3, 2001, the Company operated 198 stores, substantially all in excess of 40,000 square feet, in 32 states across the United States.

     The Company's Japanese joint venture, Mega Sports Co., Ltd. ("Mega Sports") operates 28 The Sports Authority stores in Japan pursuant to a license agreement with the Company. The Company owns 8.4% of the outstanding stock of Mega Sports, which was formed in January 1995 pursuant to the Company's joint venture agreement with JUSCO Co., Ltd. ("JUSCO"), a major Japanese retailer which owns 9.3% of the Company's outstanding stock.

     The Company also owns 19.9% of TheSportsAuthority.com, Inc., a joint venture with Global Sports Interactive, Inc., a wholly-owned subsidiary of Global Sports, Inc., which operates the e-commerce business of the Company. Under the terms of the joint venture agreement, the Company's ownership interest can increase up to a total ownership of 49.9%. In addition, the Company has the option to purchase additional shares of TheSportsAuthority.com, Inc., up to a total ownership of 49.9%, upon certain events.

Note 2: Summary of Significant Accounting Policies

     The Company's significant accounting policies are described below.

     Basis of Financial Statement Presentation: The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States. These principles require management to (1) make estimates and assumptions that affect the reported amounts of assets and liabilities, (2) disclose contingent assets and liabilities at the date of the financial statements and (3) report amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     Fiscal Year: During 1999, the Company revised its fiscal calendar to end the 1999 fiscal year on Saturday, January 29, 2000, and to cause all succeeding years to end on the Saturday closest to the end of January. This change added six days to the 1999 fiscal year, which were included in the Company's results of operations. Prior to 1999, the Company's fiscal year ended on the Sunday prior to the last Wednesday in January. The 2000 and 1999 fiscal years each consisted of 53 weeks. The 1998 fiscal year consisted of 52 weeks and ended on January 24, 1999.

     Basis of Consolidation: The Company includes its wholly-owned and majority-owned subsidiaries in the consolidated financial statements. All intercompany transactions and amounts have been eliminated in consolidation.

                           THE SPORTS AUTHORITY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

     Earnings Per Share: The Company calculates earnings per share ("EPS") in accordance with Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share," which requires a dual presentation of basic and diluted EPS. A reconciliation of the basic and diluted EPS computations is illustrated below:

(in thousands, except per share data)                                            2000             1999              1998
                                                                              --------------------------------------------
Basic EPS Computation
Income (loss) before extraordinary gain                                       $   6,779        $(166,061)        $ (63,791)
                                                                              --------------------------------------------
Weighted average common shares                                                   32,295           32,003            31,768
                                                                              --------------------------------------------
Basic earnings (loss) before extraordinary gain per common share              $     .21        $   (5.19)        $   (2.01)
                                                                              ============================================

Diluted EPS Computation
Income (loss) before extraordinary gain                                       $   6,779        $(166,061)        $ (63,791)
                                                                              --------------------------------------------
Weighted average common shares                                                   32,295           32,003            31,768
Effect of stock options                                                              16               --                --
                                                                              --------------------------------------------
Total shares                                                                     32,311           32,003            31,768
                                                                              --------------------------------------------
Diluted earnings (loss) before extraordinary gain per common share            $     .21        $   (5.19)        $   (2.01)
                                                                              ============================================

     The computation of diluted EPS for all years presented excludes shares issuable under the Company's 5.25% Convertible Subordinated Notes due September 2001 (the "Notes") because the issuance of the shares would be antidilutive. The computation also excludes the effect of stock options, aggregating 3,013,760, 2,859,927 and 2,934,197 in 2000, 1999 and 1998, respectively, which would be antidilutive.

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

     Impairment of Property and Equipment: In accordance with Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company evaluates the carrying value of property and equipment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. An impairment loss is recorded when the net book value of assets exceed their fair value, as measured by projected undiscounted future cash flows.

     Goodwill: In 1999, the Company changed the method by which it evaluates the recoverability of goodwill from the undiscounted cash flow method to the market value method. As a result of this change, the Company recorded an impairment charge for the remaining carrying value of its goodwill in 1999. (See Note 4 of the Notes to Consolidated Financial Statements). Previously, goodwill was amortized on a straight-line basis over 40 years.

                           THE SPORTS AUTHORITY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

     Financial Instruments: The following methods and assumptions were used to estimate fair value of the Company's financial instruments:

     o The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term nature.

     o The fair value of the Company's note receivable is based on current interest rates and repayment terms of the note. (See Note 7 of the Notes to Consolidated Financial Statements).

     o The carrying value of current debt approximates fair value due to its short-term nature.

     o    Market prices were used to determine the fair value of the Notes.

     As of February 3, 2001, the Notes outstanding had a carrying value of $44.8 million and a fair value of $42.5 million, and the note receivable had a carrying value of $5.0 million and a fair value of $4.5 million.

     Revenue Recognition, License Fees and Rental Income: Merchandise sales are recognized at the point of sale. The Company has license agreements with Mega Sports and TheSportsAuthority.com, Inc. under which the Company receives royalty fees. (See Note 3 of the Notes to Consolidated Financial Statements). Additionally, the Company sells diving merchandise in three locations through a license agreement under which the Company receives a percentage of product sales in exchange for rent and services. Such license fees and rental income are recognized on an accrual basis. Sales of licensee merchandise are excluded from total sales. The Company adopted Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," in the fourth quarter of 2000. Such adoption did not have a material impact on the Company's financial position or results of operations.

     Advertising Costs: Production costs are expensed upon first showing of the advertising, and other advertising costs are generally expensed as incurred. The Company participates in cooperative advertising with its vendors under which a portion of advertising costs are reimbursed to the Company. Advertising expenditures, net of cooperative advertising reimbursements, were $30.8 million, $51.4 million, and $47.0 million in 2000, 1999, and 1998, respectively.

     Pre-Opening Costs: In 1999, the Company adopted Statement of Position No. 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities." SOP 98-5 requires that start-up and pre-opening costs be expensed as incurred effective for fiscal years beginning after December 15, 1998. Previously, start-up costs were expensed in the month the store opened. The adoption of SOP 98-5 did not have a material impact on the Company's consolidated results of operations or financial position.

     Store Closing Costs: The Company provides for future net lease obligations, severance payments and other expenses related to store closings in the period that the Company commits to a plan of exit. Reserves are evaluated periodically based on actual costs and changing market conditions, and are adjusted for significant changes in estimates.

     Income Taxes: The Company provides for income taxes currently payable or receivable, deferred income taxes resulting from temporary differences between the book and tax bases of assets and liabilities, and valuation allowances on its deferred tax assets in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes."

     Foreign Currency Translation: The financial statements of the Company's foreign subsidiaries were maintained in their functional currencies and translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52. Assets and liabilities were translated at current exchange rates existing at the balance sheet date and stockholders' equity was translated at historical exchange rates. Revenues and expenses were translated at the average exchange rate for the period. In 1999, the Company recognized cumulative translation adjustments of $2.8 million due to the deconsolidation of Mega Sports and the discontinuance of operations in Canada.

                           THE SPORTS AUTHORITY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


     Comprehensive Income: Comprehensive income represents the change in equity arising from non-owner sources, including net income (loss) and other comprehensive income items such as foreign currency translation adjustments and minimum pension liability adjustments. Prior to 2000, the Company's comprehensive income (loss) consisted of net income (loss) and foreign currency translation adjustments. In 2000, the Company had no other comprehensive income items.

     New Accounting Pronouncements: In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, which is required to be adopted by the Company in fiscal year 2001. The Company generally does not use derivatives; accordingly, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

     In May 2000, the Emerging Issues Task Force ("EITF") reached a consensus in EITF Issue No. 00-14, "Accounting for Certain Sales Incentives." Under this consensus, the estimated cost of sales incentives such as coupons and rebates must be treated as a reduction of revenue in the period in which the related sale is recognized. Currently, the Company classifies the cost of sales incentives as a component of merchandise costs or as SG&A expense, depending on the incentive. The EITF has deferred the effective date of Issue No. 00-14 until the quarter beginning after March 15, 2001. The Company will early adopt EITF Issue No. 00-14 in the first quarter of 2001, and expects that this adoption will have no impact on the Company's financial position or results of operations, other than the reclassification of such costs in the statement of operations. Such reclassifications are not expected to be material.

     Reclassification: Certain amounts in the prior year's financial statements have been reclassified to conform to the current year's presentation.

Note 3: Related Party Transactions

Japanese Joint Venture:

     The Company has a license agreement with Mega Sports which permits Mega Sports to use certain trademarks, technology and know-how of the Company in exchange for royalty fees of 1.0% of Mega Sports' gross sales in 1999, 1.1% in 2000 and 1.2% in 2001 through 2005. Mega Sports has the option of extending the license agreement for three ten-year periods expiring in 2035. The Company's results of operations in 2000 and 1999 include royalty fees of $2.4 million and $1.6 million, respectively, pursuant to the license agreement. In 1998, royalty fees were eliminated due to consolidation of the joint venture in the Company's results of operations. The Company discontinued consolidation of the joint venture in 1999 upon a reduction of its ownership interest, and recorded a $5.0 million gain on deconsolidation.

     JUSCO provides management and other services to Mega Sports pursuant to a services agreement with the joint venture, for which it receives a fee equal to 1.0% of Mega Sports' gross sales and reimbursement of reasonable expenses. The Company's results of operations for fiscal 1998 include fees paid by Mega Sports to JUSCO totaling $0.8 million.

E-Commerce Joint Venture:

     In May 1999, the Company entered into a license agreement with TheSportsAuthority.com, Inc. ("TSA.com") which licenses certain trademarks, service marks, domain names, content, purchasing power and vendor relationships to the joint venture. The license agreement expires on December 31, 2014 or upon the earlier termination of other agreements with or relating to TSA.com. The Company and TSA.com also entered into an e-commerce agreement under which the Company will furnish certain purchasing, merchandising and management services, for which TSA.com will reimburse all reasonable costs incurred, while TSA.com will furnish all the services necessary to operate the e-commerce website. Royalty fees under the license agreement were $0.2 million in 2000, and were nominal in 1999.

                           THE SPORTS AUTHORITY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


Note 4: Restructuring and Impairment Charges

Store Exit Costs:

     The Company recorded store exit costs of $2.8 million, $8.9 million and $39.4 million in 2000, 1999 and 1998, respectively. The 2000 charge related principally to a $4.0 million increase in reserves established under prior store exit plans based on changes in the estimated time and rate to sublease or assign certain locations. The charge was partially offset by a net $1.2 million gain on the lease termination of one store approved for closure in 2000 pursuant to a favorable lease buy out agreement. This store closed in the fourth quarter of 2000.

     The 1999 charge related primarily to closure of five Canadian and two U.S. stores. The Canadian stores were closed in the first quarter of 2000, and the two U.S. stores by the end of the third quarter of 2000. The 1998 charge related to the announced closure of 18 underperforming stores, including two in Canada. As a result of favorable market and lease factors, the Company decided not to close three stores and reversed its exit reserves for these stores in 1999. The remaining 15 stores were closed in the first quarter of 1999.

     As part of its store closures, the Company ceased its Canadian operations in 2000. The Company's results of operations include sales of $3.4 million, $28.4 million, and $31.0 million in 2000, 1999, and 1998, respectively, from the Canadian stores, and operating losses before restructuring charges of $0.2 million, $4.4 million, and $3.7 million, respectively.

     The Company is actively marketing its closed store sites. During 2000, the Company assigned or sold its lease rights under six leases, and entered into long-term sublease arrangements on three others.

     Following is a summary of activity in the store exit reserves:

                                                  Lease and
                                                   Related         Fixed         Employee
(in thousands)                                   Obligations       Assets        Severance         Other          Total
                                                 ------------------------------------------------------------------------
Balance at January 24, 1999                      $ 32,419        $  9,264        $    671        $    661        $ 43,015
Reserves for 1999 store closing plan                7,540              --             251             372           8,163
Adjustment of prior year reserves                     413            (494)           (189)            969             699
Reclassification of accrued step rent                 673              --              --              --             673
Payments and asset disposals                       (8,573)         (8,496)           (485)         (1,193)        (18,747)
                                                 ------------------------------------------------------------------------
Balance at January 29, 2000                        32,472             274             248             809          33,803
Reserves for 2000 store closing                       194              --             100             174             468
Adjustment of prior year reserves                   3,519            (167)                            676           4,028
Payments and asset disposals                      (14,551)            (25)           (345)           (992)        (15,913)
                                                 ------------------------------------------------------------------------
Balance at February 3, 2001                      $ 21,634        $     82        $      3        $    667        $ 22,386
                                                 ========================================================================

Corporate Restructuring:

     In 1998, the Company recorded a $3.9 million charge for employment contract obligations to several departing executives. In the first quarter of 1999, the Company negotiated the settlement of one contract and reduced the corporate restructuring reserve by $0.7 million. The Company has satisfied its obligations under these contracts.

Impairment of Long-Lived Assets:

     The Company recorded impairment charges under SFAS 121 of $41.9 million and $13.5 million in 1999 and 1998, respectively. The Company wrote down the assets at 40 stores in 1999, and six stores in 1998, based on a determination that the carrying value of assets at these locations exceeded estimated future cash flows. The 1999 charge included a write off of assets at seven stores to be closed or relocated.

                           THE SPORTS AUTHORITY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


     In 1999, the Company changed its method of evaluating the recoverability of goodwill from the undiscounted cash flow method to the market value method. Under the market value method, impairment is measured by the excess of the Company's net book value over its market capitalization. The Company believes the market value method is preferable because it results in a more objective measurement of recoverability and better reflects the value of goodwill as perceived by investors. The change in method resulted in the write off of the remaining carrying value of goodwill of $46.9 million. This change represented a change in method which is inseparable from a change in estimate and, accordingly, the effect of the change has been reflected as an impairment charge in the accompanying 1999 statement of operations.

Note 5: Receivables and Other Current Assets

     Receivables and other current assets consists of the following:

                                                                                    February 3,     January 29,
(in thousands)                                                                         2001             2000
                                                                                    --------------------------
Income taxes receivable                                                             $      --        $  22,976
Other receivables, net of allowances of $1,253 and $1,820, respectively                19,813           18,289
Prepaid expenses                                                                       12,877           13,999
                                                                                    --------------------------
  Total                                                                             $  32,690        $  55,264
                                                                                    ==========================

Note 6: Property and Equipment

     Net property and equipment consists of the following:

                                                                                    February 3,     January 29,
(in thousands)                                                                         2001             2000
                                                                                    --------------------------
Land                                                                                $  38,946        $  38,946
Buildings                                                                              65,051           64,991
Leasehold improvements                                                                 64,306           60,566
Furniture, fixtures and equipment                                                     217,142          186,464
Property under capital leases                                                           5,213            2,332
Construction in progress                                                                   --              140
                                                                                    --------------------------
                                                                                      390,658          353,439
Less--accumulated depreciation and amortization                                      (177,667)        (139,801)
                                                                                    --------------------------
  Total                                                                             $ 212,991        $ 213,638
                                                                                    ==========================

Note 7: Other Assets and Deferred Charges

     Other assets and deferred charges consist of the following:

                                                                                    February 3,     January 29,
(in thousands)                                                                         2001             2000
                                                                                    --------------------------
Lease costs, net                                                                    $   6,045        $   4,363
Note receivable                                                                         4,983            5,182
Debt issuance costs and loan fees, net                                                  2,335            2,837
Deferred loss on sale/leaseback of property                                             2,090            2,235
Deposits and other                                                                        791              397
                                                                                    --------------------------
  Total                                                                             $  16,244        $  15,014
                                                                                    ==========================

                           THE SPORTS AUTHORITY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


     Lease costs consist of costs to acquire or execute leases, which are deferred and amortized on a straight-line basis over the remaining lease terms of the stores. Deferred costs at February 3, 2001 relate primarily to the unamortized acquisition costs for eight store leases, two of which were acquired from a competitor in fiscal 2000 for $2.0 million. In 1999, lease acquisition costs of $3.0 million related to five store leases were written off as impaired.

     Note receivable consists of the Company's participation in a privately placed mortgage note. The Company paid Kmart Corporation ("Kmart") $5.5 million in principal and accrued interest in June 1996 for participation in the note. Principal is payable annually, and interest semi-annually at a rate of 8.4%. The note has a remaining term of 14 years.

     Debt issuance costs relate to the Notes and are being amortized over the five-year term of the debt using the effective interest method. The Company wrote off $0.7 million and $0.3 million in debt issuance costs in conjunction with its Notes purchases in 2000 and 1999, respectively. Loan fees relate to the Credit Facility and are being amortized on a straight-line basis over the term of the Credit Facility.

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

Note 8: Income Taxes

     Income (loss) before income taxes and extraordinary gain is as follows:


(in thousands)                                 2000         1999         1998
                                            -----------------------------------
United States                               $   6,250    $(130,985)   $ (88,332)
Foreign                                           529      (12,355)     (12,553)
                                            -----------------------------------
  Total                                     $   6,779    $(143,340)   $(100,885)
                                            ===================================

     The provision (benefit) for income taxes consists of:

(in thousands)                                 2000         1999         1998
                                            -----------------------------------
Current:
  Federal                                   $   1,741    $ (18,599)   $  (5,441)
  State and local                                 259        1,685       (1,500)
                                            -----------------------------------
                                                2,000      (16,914)      (6,941)
                                            -----------------------------------
Deferred:
  Federal                                          --       34,012      (22,012)
  State and local                                  --        3,596       (6,050)
  Foreign                                          --        5,705          (25)
                                            -----------------------------------
                                                   --       43,313      (28,087)
                                            -----------------------------------
    Total                                   $   2,000    $  26,399    $ (35,028)
                                            ===================================

     The provision (benefit) for income taxes is included in the Company's Statements of Operations as follows:

(in thousands)                                 2000         1999         1998
                                            -----------------------------------
Income tax expense (benefit)                $      --    $  22,721    $ (35,028)
Income tax expense on extraordinary gain        2,000        3,678           --
                                            -----------------------------------
  Total                                     $   2,000    $  26,399    $ (35,028)
                                            ===================================

                           THE SPORTS AUTHORITY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


     A reconciliation of the federal statutory rate to the Company's effective tax rate follows:

(in thousands)                                                    2000         1999          1998
                                                               -----------------------------------
Federal statutory rate                                         $  9,599     $(46,951)     $(35,310)
State and local taxes, net of federal tax benefit                   168        3,433        (4,908)
Change in valuation allowance                                    (9,271)      61,958            --
Goodwill and other non-deductible items                              70       17,087           687
Foreign tax rate differential                                        --       (1,167)        3,617
Other                                                             1,434       (7,961)          886
                                                               -----------------------------------
  Total                                                        $  2,000     $ 26,399      $(35,028)
                                                               ===================================

     Deferred tax assets and liabilities resulted from the following:

                                                                            February 3, January 29,
(in thousands)                                                                 2001        2000
                                                                            ----------------------
Deferred tax assets:
  Inventory                                                                 $    541     $    774
  Short-term accruals and other liabilities                                   12,084       11,167
  Long-term accruals and other liabilities                                    14,907       12,323
  Canada excess liabilities                                                      907        3,221
  Restructuring charges                                                       25,945       26,848
  Net operating loss carryforwards                                             6,927       13,212
  Tax credit carryforwards                                                     2,118        1,274
  Other                                                                        2,613        1,796
                                                                            ----------------------
    Total deferred tax assets                                                 66,042       70,615
    Less: valuation allowance                                                (52,687)     (61,958)
                                                                            ----------------------
    Deferred tax assets, net of allowance                                     13,355        8,657
                                                                            ----------------------
Deferred tax liabilities:
  Property and equipment                                                      12,550        7,763
  Other                                                                          805          894
                                                                            ----------------------
    Total deferred tax liabilities                                            13,355        8,657
                                                                            ----------------------
    Net deferred tax assets                                                 $     --     $     --
                                                                            ======================

     The Company has a net operating loss carryforward for federal income tax purposes of approximately $4.7 million, which will expire in the Company's fiscal year ending January 2020. In addition, the Company has $1.8 million of federal alternative minimum tax credit carryforwards, which are not subject to expiration. The Company has state income tax net operating loss carryforwards of approximately $100 million, also expiring in varying amounts through the Company's fiscal year ending January 2020. The federal and state net operating loss and tax credit carryforwards could be subject to limitation if, within any three year period prior to the expiration of the applicable carryforward period, there is more than 50% change in the ownership of the Company.

     In 1999, the Company established a valuation allowance of $62.0 million on its net deferred tax assets, based on the presumption that the realization of such assets could not be reasonably assured given the losses incurred by the Company at that time. Additionally, in 1999, the Company wrote off approximately $5.7 million of deferred tax assets attributable to its Canadian subsidiary that would not be realized as a result of the Company's decision to terminate its operations in Canada. The Company had previously written down the Canadian deferred assets by $3.6 million in 1998. In 2000, the valuation allowance was reduced by $9.3 million, principally as a result of the utilization of approximately $22.7 million in federal and state net operating loss carryforwards. Further reductions in the valuation allowance will be made as the deferred tax assets are realized or when

                           THE SPORTS AUTHORITY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


management believes the aforementioned presumption can be overcome, principally by sufficient profitable results.

Note 9: Current Debt

     Current debt consists of the following:

                                                       February 3,   January 29,
(in thousands)                                            2001           2000
                                                       ------------------------
Revolving Credit Facility                              $     --        $129,725
5.25% Convertible Subordinated Notes                     44,767              --
Current portion of capital lease obligations                989             819
                                                       ------------------------
  Total                                                $ 45,756        $130,544
                                                       ========================

     The Notes mature on September 15, 2001, and are convertible at the option of the holders into an aggregate of 1,371,748 shares of the Company's common stock at any time until the maturity date, at a conversion price of $32.635 per share, subject to adjustment in certain events. Interest is payable semi-annually, on March 15 and September 15 of each year. The Notes are redeemable at the option of the Company at any time on or after September 15, 1999 at declining redemption prices beginning with 102.1% of par at September 15, 1999. The Notes are unsecured obligations of the Company subordinated in right of payment to all existing and future Senior Indebtedness, as defined in the Indenture pursuant to which the Notes were issued.

     In 2000, the Company recorded an extraordinary gain of $18.6 million, net of tax, on the purchase of $81.3 million principal amount of Notes for $60.0 million. The Company also recorded an extraordinary gain of $5.5 million, net of tax, on Notes purchased in 1999. As a result of its purchases through February 3, 2001, the Company's outstanding obligation under the Notes has been reduced to approximately $45 million.

     Borrowings outstanding under the Credit Facility have been classified as long-term debt at February 3, 2001 based upon the terms and structure of the agreement. (See Note 10 of the Notes to Consolidated Financial Statements).

Note 10: Long-term Debt

     Long-term debt consists of the following:

                                                      February 3,    January 29,
(in thousands)                                           2001            2000
                                                      --------------------------
Revolving Credit Facility                              $203,857        $     --
5.25% Convertible Subordinated Notes                         --         126,029
Long-term portion of capital lease obligations            1,243              --
                                                      --------------------------
  Total                                                $205,100        $126,029
                                                      ==========================

     In August 2000, the Credit Facility was amended to increase the committed line of credit from $275 million to $335 million. In conjunction with this increase, the Company mortgaged 19 owned store locations, with a net book value of $83.5 million, to supplement its existing pledge of inventory and accounts receivable. Subsequent to February 3, 2001, the Company mortgaged one additional owned location with a net book value of $2.6 million. The Credit Facility previously provided for an interest rate margin on Eurodollar loans ranging from 1.75% to 2.25%, based on Collateral Availability. Under the amendment, the Company agreed to pay interest at a 2.25% margin through January 31, 2001, after which the rate is once again determined with reference to Collateral Availability. The Company was paying interest at a 2.00% margin over Eurodollar rates prior to the amendment. The Credit Facility matures in September 2003.

                           THE SPORTS AUTHORITY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


     The Company's weighted average interest rates on revolving credit borrowings were 9.1%, 7.4%, and 6.6% in 2000, 1999, and 1998, respectively. Interest expense in the accompanying Consolidated Statements of Operations is net of capitalized interest of $762,000 in 1998. No amounts were capitalized in 2000 or 1999.

Note 11: Other Long-term Liabilities

     Other long-term liabilities consists of the following:

                                                       February 3,   January 29,
(in thousands)                                            2001           2000
                                                       -------------------------
Step rent accrual                                       $32,267        $28,737
Long-term portion of store exit reserve                   9,751         19,878
                                                       -------------------------
  Total                                                 $42,018        $48,615
                                                       =========================

     A majority of the Company's store leases contain fixed escalation clauses. Rental expense for such leases is recognized on a straight-line basis with adjustments to the corresponding step rent accrual.

     The store exit reserve consists primarily of accrued lease obligations and costs, net of estimated future sublease income, related to the Company's store closing plans. (See Note 4 of the Notes to Consolidated Financial Statements).

Note 12: Commitments and Contingencies

     Prior to its Initial Public Offering ("IPO") on November 23, 1994, the Company was a wholly-owned subsidiary of Kmart. Kmart continues to guarantee approximately 57 leases in effect or committed to as of the date of the IPO. Pursuant to a Lease Guaranty, Indemnification and Reimbursement Agreement ("Indemnification Agreement"), the Company has agreed to indemnify Kmart for any losses incurred by Kmart as a result of actions or omissions on the part of the Company, as well as for all amounts paid by Kmart pursuant to Kmart's guarantees of the Company's leases. In addition, Kmart has certain rights to acquire leased stores guaranteed by Kmart if its losses or unreimbursed guaranty payments exceed certain levels or the Company fails to meet certain financial performance ratios.

     Leases with respect to five of the Company's stores serve as collateral for certain mortgage pass-through certificates (the "Certificates"). The Certificates include a provision which would permit the holders of the mortgage pass-through certificates to require the Company or, upon the Company's failure, Kmart, to repurchase the underlying mortgage notes in certain events, including the failure by the Company to make payments of rent under the related lease, the failure by Kmart to maintain required debt ratings or the termination of the guarantee by Kmart of the Company's obligations under the related lease. In the event the Company is required to repurchase all of the underlying mortgage notes, the Company would be obligated to either refinance or pay approximately $25.3 million.

     The lease with respect to one of the Company's stores serves as collateral for a privately placed mortgage note (the "Note") which is also secured by leases of adjacent tenants. The Note, of which the Company's original allocable share was $3.5 million, may be put back to Kmart in certain events, including a decline in Kmart's debt rating. Under the Indemnification Agreement, the Company must reimburse Kmart for "losses" in connection with the Company's allocable share of Kmart's payments on the put of the Note. The Note expires in June 2013.

     The Company is one of thirty-three defendants, including firearms manufacturers and retailers, in City of Chicago and County of Cook v. Beretta U.S.A. Corp. et al, Circuit Court of Cook County, Illinois. This suit was served on the Company in November 1998. The complaint was based on legal theories of public nuisance and negligent entrustment of firearms and alleged that the defendant retailers sold firearms in the portion of Cook County outside Chicago that are found illegally

                           THE SPORTS AUTHORITY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


in Chicago. The complaint sought damages allocated among the defendants exceeding $358.1 million to compensate the City of Chicago and Cook County for their alleged costs (of which the complaint enumerates a total of $153 million) resulting from the alleged public nuisance. The complaint also sought punitive damages and injunctive relief imposing additional regulations on the methods the defendant retailers use to sell firearms in Cook County. In February 2000, the Court dismissed the complaint's negligent entrustment count. The plaintiffs filed an amended complaint with the Court's permission in March 2000, which contains both the public nuisance and negligent entrustment counts. In September 2000, the Circuit Court of Cook County, Illinois granted the motions of the defendants to dismiss the amended complaint, with prejudice. In October 2000, the plaintiffs appealed to the Appellate Court of Illinois, First Judicial District. The Company is currently unable to predict the outcome of this case.

     There are various other claims, lawsuits and pending actions against the Company incident to its operations. In the opinion of management, the ultimate resolution of these matters will not have a material effect on the Company's liquidity, financial position or results of operations.

Note 13: Leases

     The Company conducts operations primarily in leased facilities. Store leases are generally for terms of 10 to 25 years with multiple five-year renewal options which allow the Company to extend the term of the lease up to 25 years beyond the initial noncancelable term. Certain leases require the Company to pay additional amounts, including rental payments based on a percentage of sales, and executory costs related to taxes, maintenance and insurance. Some selling space has been sublet to other retailers in certain of the leased facilities. The Company also leases certain equipment used in the course of operations under operating leases.

     Future minimum lease payments under noncancelable operating leases at February 3, 2001 were as follows:

(in thousands)
Year:
  2001                                                               $   98,591
  2002                                                                   98,297
  2003                                                                   95,729
  2004                                                                   95,104
  2005                                                                   91,338
  Later years                                                           737,646
                                                                     ----------
Total minimum lease payments                                          1,216,705
Less: minimum sublease rental income                                    (17,502)
                                                                     ----------
  Net minimum lease payments                                         $1,199,203
                                                                     ==========

     A summary of operating lease rental expense and sublease income follows:

(in thousands)                           2000            1999            1998
                                      -----------------------------------------
Minimum rentals                       $  96,067       $  89,482       $ 101,866
Percentage rentals                           19             (69)             80
Less: sublease income                    (1,039)         (1,038)         (1,023)
                                      -----------------------------------------
  Total                               $  95,047       $  88,375       $ 100,923
                                      =========================================

                           THE SPORTS AUTHORITY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


Note 14: Employee Retirement Plans

     Employees of the Company who meet certain requirements as to age and service are eligible to participate in The Sports Authority 401(k) Savings and Profit Sharing Plan and certain executives are eligible to participate in The Sports Authority Supplemental 401(k) Savings and Profit Sharing Plan. The Company's expense related to these plans was $2.0 million, $2.4 million, and $2.5 million in 2000, 1999, and 1998, respectively.

     The Company has an unfunded supplemental executive retirement plan for certain executives of the Company. Pension benefits earned under the plan are primarily based on years of service at the level of Vice President or higher after June 1990 and average compensation, including salary and bonus. Pension expense was $0.4 million in 2000 and $0.8 million in 1999 and 1998. The accrued pension liability, including obligations assumed by the Company related to the Kmart supplemental executive retirement plan, was $2.2 million and $1.9 million as of February 3, 2001 and January 29, 2000, respectively.

Note 15: Stock Purchase, Stock Option and Restricted Stock Plans

     In connection with the IPO, the Company adopted the Employee Stock Purchase Plan (the "Employee Plan") which allows the Company's employees to purchase shares of the Company's common stock at a 15% discount from its fair market value. Shares purchased through the Employee Plan are restricted from sale or transfer for one year from the date of purchase, except in the event of a change in control of the Company, as defined in the plan, and certain other events.

     In June 2000, the Company's shareholders approved the adoption of the 2000 Stock Option and Stock Award Plan (the "2000 Plan"), which merged and replaced the 1994 Stock Option Plan (the "1994 Plan") and the 1996 Stock Option and Restricted Stock Plan (the "1996 Plan"). Shares available for grant are 4,273,783, which is the aggregate number of shares formerly reserved for issuance under the 1994 Plan and the 1996 Plan. No more than 2,000,000 shares may be used for grant of stock awards. The exercise price of options granted under the 2000 Plan may not be less than the fair value per share of common stock at grant date. The Compensation Committee of the Board (the "Committee") has sole discretion to determine the vesting and exercisability provisions of each option granted. In general, the term of each option may not exceed ten years from the date of grant. The Committee has sole discretion to determine the restricted period for each grant of restricted shares under the 2000 Plan. In order for shares to vest, the employee must remain in the employ of the Company during the restricted period, except in certain circumstances and unless otherwise determined by the Committee. Exercisability of stock options, and the restricted period on stock awards, is accelerated on a change in control of the Company, as defined in the 2000 Plan, and in certain other events. The 2000 Plan expires in March 2006.

     Subsequent to February 3, 2001, the Company adopted the Salaried Employees' Stock Option and Stock Award Plan (the "Salaried Plan"). Under this plan, 1,600,000 shares have been reserved for issuance under stock option and restricted stock grants to full-time salaried employees other than "executive officers," as defined in the Salaried Plan. All other terms and provisions of the Salaried Plan with respect to vesting, price, exercisability and restricted periods are substantially identical to those of the 2000 Plan. The Salaried Plan expires in March 2006.

     In May 1999, the stockholders approved the Performance Unit Plan. Under this plan, executive officers and certain other employees are eligible to receive cash payments based upon the Company's attainment of an earnings per share target measured over a three year performance period, unless otherwise specified by the Committee. The number of target performance units (with an initial unit value of $1.00 and a maximum unit value of $2.00) are established at the beginning of a performance period for each participant based on the participant's role and responsibilities and competitive levels of long-term compensation. The Plan is designed to be self-funding out of the

                           THE SPORTS AUTHORITY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


Company's earnings and involves no stockholder dilution. The Company recognized $1.2 million in compensation expense under this plan during 2000. No compensation expense was recognized in 1999.

     The Company recognizes compensation expense for restricted shares granted under the 1996 Plan and the 2000 Plan on a straight-line basis over the restricted period. The Company's expense related to grants of restricted stock was $0.4 million, $0.3 million and $0.9 million in 2000, 1999, and 1998, respectively.

     A summary of stock option activity is as follows:

                                               2000                       1999                       1998
                                      ----------------------------------------------------------------------------
                                                    Weighted                   Weighted                   Weighted
                                                     Average                    Average                    Average
                                                    Exercise                   Exercise                   Exercise
                                       Shares         Price       Shares         Price        Shares        Price
                                      ----------------------------------------------------------------------------
Outstanding at
  beginning of year                   2,859,927      $ 8.61      2,934,197      $12.36      2,323,885      $14.86
    Granted                           1,478,050        2.35      1,469,725        3.97      1,314,321        9.81
    Exercised                                --          --             --          --       (120,413)      12.18
    Canceled                           (865,717)       9.46     (1,543,995)      11.32       (583,596)      16.65
                                      ---------                  ---------                  ---------
Outstanding at end of year            3,472,260        5.73      2,859,927        8.61      2,934,197       12.36
                                      =========                  =========                  =========
Exercisable at end of year              827,760       13.52        773,202       14.35      1,105,226       12.72
                                      =========                  =========                  =========
Weighted average
  fair value of options
  granted during year                     $1.19                      $1.82                      $4.06

     A summary of stock options outstanding at February 3, 2001 is as follows:

                                         Options Outstanding                              Options Exercisable
                        ------------------------------------------------------     -----------------------------------
                        Outstanding at     Weighted Average        Weighted                               Weighted
    Range of              February 3,          Remaining            Average         Exercisable at         Average
 Exercise Prices             2001           Life (in years)     Exercise Price     February 3, 2001     Exercise Price
----------------------------------------------------------------------------------------------------------------------
$ 1.50-$ 5.00             2,494,648               8.5               $ 3.05               29,898             $ 4.25
  5.01- 10.75               375,775               6.5                 8.87              197,025              10.75
 10.76- 24.88               601,837               4.9                14.89              600,837              14.88
                          ---------                                                     -------
                          3,472,260               7.7                 5.73              827,760              13.52
                          =========                                                     =======

Available for grant
  at end of year            351,523
                          =========

                           THE SPORTS AUTHORITY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


     The Company used the Black-Scholes option-pricing model with the following weighted average assumptions in determining the fair value of options granted in 2000, 1999 and 1998: expected volatility of 49%, 43% and 37%, respectively; risk-free interest rates of 6.3%, 5.6%, 5.2%, respectively; and an expected life of 5 years. The Company applies Accounting Principles Board Opinion No. 25 ("APB 25") and related interpretations in accounting for its plans. Since the exercise prices of stock options granted equal or exceed the market value of the Company's stock on date of grant, no compensation cost has been recognized for the stock option plans. Had Statement of Financial Accounting Standards No. 123 been applied, compensation expense under the stock option plans and the Employee Plan would have been $1.0 million, $0.8 million, and $2.7 million for 2000, 1999, and 1998, respectively, and net income (loss) and earnings (loss) per common share would have been as follows:

(in thousands, except per share data)                    2000        1999          1998
                                                       ----------------------------------
Net income (loss)                As reported           $25,426    $(160,544)    $(63,791)
                                 Pro forma              24,800     (161,301)     (65,517)
Basic and diluted earnings
  (loss) per common share        As reported           $   .78    $   (5.02)    $  (2.01)
                                 Pro forma                 .77        (5.04)       (2.06)

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

                           THE SPORTS AUTHORITY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


Note 17: Quarterly Highlights (Unaudited)

                                                                       2000 Quarter Ended
                                                    -------------------------------------------------------
(in thousands, except per share data)                 April           July          October         January
                                                    -------------------------------------------------------
Sales                                               $354,184        $389,595       $334,809        $420,256
Cost of merchandise sold                             266,989         283,398        244,106         303,460
Operating income (loss)                               (3,992)         12,076            374          19,065
Income (loss) before extraordinary gain               (8,219)          6,743         (4,649)         12,904
Net income (loss)                                      8,970           8,184         (4,649)         12,921
Diluted earnings (loss) before
  extraordinary gain per common share                  (0.25)           0.21          (0.14)           0.38
Diluted earnings (loss) per common share                0.28            0.25          (0.14)           0.38

                                                                       1999 Quarter Ended
                                                    -------------------------------------------------------
(in thousands, except per share data)                 April           July          October         January
                                                    -------------------------------------------------------
Sales                                               $356,517        $385,550       $327,255        $423,538
Cost of merchandise sold                             264,959         284,393        244,026         338,919
Operating income (loss)                               (3,962)          7,787        (13,744)       (123,135)(a)(c)
Income (loss) before extraordinary gain               (1,471)          2,265        (10,748)       (156,107)(a)(b)(c)
Net income (loss)                                     (1,471)          2,265         (5,231)       (156,107)
Diluted earnings (loss) before
  extraordinary gain per common share                  (0.05)           0.07          (0.33)          (4.85)
Diluted earnings (loss) per common share               (0.05)           0.07          (0.16)          (4.85)

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Information concerning a change in the Company's independent public accountants in April 1999 is contained under the caption "Ratification of the Appointment of Independent Public Accountants" in the Company's Proxy Statement dated May 18, 2001.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company, and their business experience during at least the past five years, are as follows:

     Martin E. Hanaka, age 52. Mr. Hanaka was elected as Chairman in November 1999, after having been elected as Chief Executive Officer in September 1998, and having been elected as Vice Chairman in February 1998. From August 1994 until October 1997, Mr. Hanaka served as President and Chief Operating Officer and a director of Staples, Inc., an office supply retailer. Mr. Hanaka's extensive retail career has included serving as Executive Vice President of Marketing and as President and Chief Operating Officer of Lechmere, Inc. from 1992 to 1994, and serving in various capacities for 20 years at Sears Roebuck & Co., most recently as Vice President in charge of Sears Brand Central. Mr. Hanaka is also a director of Trans-World Entertainment (movie and video retail chain under several brands) and RMS Networks, Inc. (a provider of advertising and information distributed by broadband satellite networks).

     James R. Tener, age 52. Mr. Tener joined the Company in June 1999 as Executive Vice President and Chief Operating Officer. He previously served as Executive Vice President for Store Operations of OfficeMax, Inc., an office supply retailer, from April 1996 to May 1999, as Chief Operating Officer of Busybody Inc., a specialty fitness equipment retailer, from March 1995 to April 1996, and as Senior Vice President for Operations of Pier 1 Imports, Inc., a decorative home furnishings retailer, from 1989 to 1994.

     Elliott J. Kerbis, age 48. Mr. Kerbis joined the Company in October 2000 as Executive Vice President--Merchandising and Sales Promotion. He previously served as Senior Vice President of Merchandise at Filene's, a department store owned by The May Department Store Company from May 1999 to August 2000, and as Executive Vice President of Merchandise for Hardlines of The Caldor Corporation, a discount retailer, from 1987 to 1999. Prior to joining Caldor Corporation, Mr. Kerbis served in various capacities with R.H. Macy & Co. from 1977 to 1987.

     George R. Mihalko, age 46. Mr. Mihalko joined the Company in September 1999 as Executive Vice President and Chief Financial Officer. He previously served as Senior Vice President, Chief Financial Officer and Treasurer of Pamida Holding Corporation, a general merchandise retailer, from 1995 to July 1999, and as Vice President and Treasurer of Pier 1 Imports, a specialty retailer, from 1993 to 1995.

     Arthur Quintana, age 51. Mr. Quintana joined the Company in October 1998 as Senior Vice President, Supply Chain. He previously served as Vice President, Inventory Management and Logistics at Sunglass Hut International, Inc. from July 1997 to October 1998, and prior to that as Vice President of Replenishment at Office Depot, an office supply retailer, from 1990 to 1997.

     There is no family relationship between any of these executive officers or between any such officer and any Director of the Company. The remaining information required by this Item 10 is incorporated herein by reference to the information under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement dated May 18, 2001.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item 11 is incorporated herein by reference to the information under the caption "Executive Compensation" in the Company's Proxy Statement dated May 18, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item 12 is incorporated herein by reference to the information under the caption "Stock Ownership" in the Company's Proxy Statement dated May 18, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item 13 is incorporated herein by reference to the information under the caption "Certain Transactions" in the Company's Proxy Statement dated May 18, 2001.

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

Exhibits
--------

3.1 Restated Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.1 to the Form 10-K for 1994.

3.2 Certificate of Designation of Series A Junior Participating Preferred Stock of the Company, incorporated by reference to Exhibit 3.1 to the Form 10-Q for the third quarter of 1998.

3.3 Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.2 to the Form 10-Q for the third quarter of 1998.

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

4.3 Amended and Restated Rights Agreement dated as of February 1, 2000 between the Company and American Stock Transfer and Trust Company, as Rights Agent, incorporated by reference to Exhibit 4.3 to the Form 10-K for 1999.

10.1 Lease Guaranty, Indemnification and Reimbursement Agreement, dated November 23, 1994, as amended, between the Company and Kmart Corporation, incorporated herein by reference to Exhibit 10.3 to the Form 10-K for 1994.

10.2 Employee Stock Purchase Plan, as amended, incorporated herein by reference to Exhibit 10.9 to the Form 10-Q for the second quarter of 1995.

10.3 Supplemental Executive Retirement Plan, as amended, incorporated by reference to Exhibit 10.3 to the Form 10-Q for the second quarter of 1997.

10.4 Management Stock Purchase Plan, as amended, incorporated by reference to Exhibit 10.1 to the Form 10-Q for the third quarter of 1997.

10.5 Deferred Compensation Plan, incorporated by reference to Exhibit 10.19 to the Form 10-K for 1997.

10.6 Annual Incentive Bonus Plan, as amended, incorporated by reference to Exhibit A to the Company's Proxy Statement dated April 27, 1998.

10.7 Performance Unit Plan, incorporated by reference to Exhibit B to the Company's Proxy Statement dated April 26, 1999.

10.8 2000 Stock Option and Stock Award Plan, incorporated by reference to Exhibit A to the Company's Proxy Statement dated April 28, 2000.

10.9 Director Stock Plan, incorporated by reference to Exhibit 10.1 to the Form 10-Q for the third quarter of 2000.

10.10* Supplemental 401(k) Savings and Profit Sharing Plan, as amended effective January 1, 2001.

10.11* Employment Agreement dated April 30, 2001 between the Company and Martin E. Hanaka.

10.12 Form of Severance Agreement dated January 11, 2000 between the Company and each of James R. Tener, George R. Mihalko, Henry Flieck and Arthur Quintana, incorporated by reference to Exhibit 10.13 to the Form 10-K for 1999.

10.13 Severance Agreement dated as of October 9, 2000 between the Company and Elliott J. Kerbis, incorporated by reference to Exhibit 10.2 to the Form 10-Q for the third quarter of 2000.

10.14 Amended and Restated Joint Venture Agreement dated as of March 12, 1999 between the Company and JUSCO Co., Ltd., incorporated by reference to Exhibit 10.19 to the Form 10-K for 1998.

10.15 Amended and Restated License Agreement dated as of March 26, 1999 between the Company and Mega Sports Co., Ltd., incorporated by reference to Exhibit 10.20 to the Form 10-K for 1998.

10.16 Amended and Restated Services Agreement dated as of March 26, 1999 between the Company and Mega Sports Co., Ltd., incorporated by reference to Exhibit 10.21 to the Form 10-K for 1998.

10.17 Guaranty dated as of March 12, 1999 from JUSCO Co., Ltd. to the Company, incorporated by reference to Exhibit 10.22 to the Form 10-K for 1998.

10.18 Agreement dated as of March 12, 1999 between the Company and JUSCO Co., Ltd., incorporated by reference to Exhibit 10.23 to the Form 10-K for 1998.

10.19 Agreement for Purchase and Sale and Leaseback, dated May 14, 1999, between the Company and SPI Holdings, LLC, incorporated by reference to Exhibit 10.2 to the Form 10-Q for the second quarter of 1999.

10.20 Letter Agreement, dated June 14, 1999, between the Company and SPI Holdings, LLC, including form of Lease Agreement attached thereto, incorporated by reference to Exhibit 10.3 to the Form 10-Q for the second quarter of 1999.

10.21 Second Amendment to Agreement for Purchase and Sale and Leaseback, dated May 14, 1999, dated as of July 29, 1999, incorporated by reference to Exhibit 10.4 to the Form 10-Q for the second quarter of 1999.

10.22 Third Amendment to Agreement for Purchase and Sale and Leaseback, dated May 14, 1999, dated as of August 31, 1999, incorporated by reference to Exhibit 10.5 to the Form 10-Q for the second quarter of 1999.

10.23 E-Commerce Venture Agreement between the Company and Global Sports Interactive, Inc. dated May 7, 1999.

10.24 Amendment No. 1 to E-Commerce Venture Agreement between the Company and Global Sports Interactive, Inc. dated May 14, 1999, incorporated by reference to Exhibit 10.29 to the Form 10-K for 1999.

10.25 E-Commerce Agreement between the Company and TheSportsAuthority.com, Inc. dated May 14, 1999, incorporated by reference to Exhibit 10.30 to the Form 10-K for 1999.

10.26 E-Commerce Services Agreement between TheSportsAuthority.com, Inc. and Global Sports Interactive, Inc. dated May 14, 1999, incorporated by reference to Exhibit 10.31 to the Form 10-K for 1999.

10.27 License Agreement between the Company, The Sports Authority Michigan, Inc. and TheSportsAuthority.com, Inc. dated May 14, 1999, incorporated by reference to Exhibit 10.32 to the Form 10-K for 1999.

10.28 Agreement between the Company and Global Sports, Inc. dated May 14, 1999, incorporated by reference to Exhibit 10.33 to the Form 10-K for 1999.

10.29 Amended and Restated Loan and Security Agreement dated as of August 3, 2000 between Fleet Retail Finance Inc., as Agent for the Lenders referenced therein, and the Company and its wholly-owned United States subsidiaries, incorporated by reference to Exhibit 10.1 to the Form 10-Q for the second quarter of 2000.

21.1*     Subsidiaries of the Company.

23.1*     Consent of Ernst & Young LLP.

23.2*     Consent of PricewaterhouseCoopers LLP.

----------
* Filed as part of this Annual Report on Form 10-K.

(b)       Reports on Form 8-K.

          None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  THE SPORTS AUTHORITY, INC.

Date: May 3, 2001                                 By: /s/ MARTIN E. HANAKA
                                                      -------------------------
                                                      Martin E. Hanaka,
                                                      Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                         Title                             Date
--------------------------------------------------------------------------------

/s/ MARTIN E. HANAKA              Chief Executive Officer           May 3, 2001
------------------------          and Director (Principal
Martin E. Hanaka                  Executive Officer)


/s/ GEORGE R. MIHALKO             Executive Vice President and      May 3, 2001
------------------------          Chief Financial Officer
George R. Mihalko                 (Principal Financial Officer)


/s/ TODD WEYHRICH                 Senior Vice President and         May 3, 2001
------------------------          Controller (Principal
Todd Weyhrich                     Accounting Officer)


/s/ A. DAVID BROWN                Director                          May 3, 2001
------------------------
A. David Brown


/s/ MARY ELIZABETH BURTON         Director                          May 3, 2001
------------------------
Mary Elizabeth Burton


/s/ CYNTHIA R. COHEN              Director                          May 3, 2001
------------------------
Cynthia R. Cohen


/s/ STEVE DOUGHERTY               Director                          May 3, 2001
------------------------
Steve Dougherty


/s/ JULIUS W. ERVING              Director                          May 3, 2001
------------------------
Julius W. Erving


/s/ CAROL FARMER                  Director                          May 3, 2001
------------------------
Carol Farmer


/s/ CHARLES H. MOORE              Director                          May 3, 2001
------------------------
Charles H. Moore


/s/ KEVIN MCGOVERN                Director                          May 3, 2001
------------------------
Kevin McGovern