Form 10-Q
period 2001-05-05
SPORTS AUTHORITY INC /DE/
filed 2001-06-19
CIK 929470

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-
ACT OF 1934

For the quarterly period ended May 5, 2001
                               -----------

                                      OR

  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ____________________

Commission File No. 1-13426
                    -------

                          THE SPORTS AUTHORITY, INC.
                          --------------------------
            (Exact name of registrant as specified in its charter)


               Delaware                                36-3511120
--------------------------------------     ---------------------------------
    (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)                 Identification No.)

3383 N. State Road 7, Ft. Lauderdale, Florida             33319
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

              Yes      X           No _______
                    -------

Number of shares of Common Stock outstanding at June 15, 2001:  32,659,298
                                                                ----------

                          THE SPORTS AUTHORITY, INC.


                              INDEX TO FORM 10-Q



                                                                     Page Number
                                                                     -----------

Part I.  FINANCIAL INFORMATION

             Item 1.   Financial Statements

                       Consolidated Statements of Operations              3

                       Consolidated Balance Sheets                        4

                       Consolidated Statements of Cash Flows              5

                       Notes to Consolidated Financial Statements         6

             Item 2.   Management's Discussion and Analysis of
                       Financial Condition and Results of Operations      9



Part II. OTHER INFORMATION

             Item 1.   Legal Proceedings                                 14

             Item 6.   Exhibits and Reports on Form 8-K                  14


SIGNATURES                                                               15

INDEX TO EXHIBITS                                                        16

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements


                          THE SPORTS AUTHORITY, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                                                                     13 Weeks Ended
                                                                                              --------------------------------
                                                                                              May 5,                 April 29,
                                                                                               2001                     2000
                                                                                              --------                --------
Sales                                                                                         $339,371                $351,554
License fees and rental income                                                                     716                     605
                                                                                              --------                --------
                                                                                               340,087                 352,159
                                                                                              --------                --------
Cost of merchandise sold, including
   buying and occupancy costs                                                                  251,256                 265,383
Selling, general and administrative expenses                                                    89,148                  89,652
Pre-opening expense                                                                                  -                   1,116
                                                                                              --------                --------
                                                                                               340,404                 356,151
                                                                                              --------                --------

Corporate restructuring                                                                            800                       -
                                                                                              --------                --------
   Operating loss                                                                               (1,117)                 (3,992)

Interest, net                                                                                    4,930                   4,227
                                                                                              --------                --------

Loss before extraordinary gain and cumulative effect of
   change in accounting principle                                                               (6,047)                 (8,219)
Extraordinary gain, net of tax of $ - and $2,000, respectively                                     221                  17,189
Cumulative effect of change in accounting principle                                               (503)                      -
                                                                                              --------                --------
   Net (loss) income                                                                          $ (6,329)               $  8,970
                                                                                              --------                --------
Earnings (loss) per common share:
   Loss before extraordinary gain and cumulative effect of
       change in accounting principle                                                         $  (0.18)               $  (0.25)
   Extraordinary gain                                                                             0.01                    0.53
   Cumulative effect of change in accounting principle                                           (0.02)                      -
                                                                                              --------                --------
   Net (loss) income                                                                          $  (0.19)               $   0.28
                                                                                              --------                --------

Basic and diluted weighted average common shares outstanding                                    32,547                  32,219
                                                                                              ========                ========

          See accompanying Notes to Consolidated Financial Statements

                          THE SPORTS AUTHORITY, INC.
                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)


                                                                                              May 5,               February 3,
                                                                                               2001                   2001
                                                                                            ----------              ---------
Assets
Current assets:
   Cash and cash equivalents                                                                 $   7,988              $   7,535
   Merchandise inventories                                                                     374,171                393,087
   Receivables and other current assets                                                         31,655                 32,690
                                                                                             ---------              ---------
      Total current assets                                                                     413,814                433,312

Net property and equipment                                                                     205,446                212,991
Other assets and deferred charges                                                               16,660                 16,244
                                                                                             ---------              ---------

      Total Assets                                                                           $ 635,920              $ 662,547
                                                                                             =========              =========

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable - trade                                                                  $ 105,514              $  97,097
   Accrued payroll and other liabilities                                                        98,768                114,990
   Current debt                                                                                 41,045                 45,756
   Taxes other than income taxes                                                                11,782                 10,380
   Income taxes                                                                                  5,181                  4,889
                                                                                             ---------              ---------
      Total current liabilities                                                                262,290                273,112

Long-term debt                                                                                 198,054                205,100
Other long-term liabilities                                                                     39,122                 42,018
                                                                                             ---------              ---------
   Total liabilities                                                                           499,466                520,230

Stockholders' equity:
   Common stock, $.01 par value, 100,000 shares
     authorized, 32,659 and 32,449 shares issued, respectively                                     326                    324
   Additional paid-in-capital                                                                  252,876                252,279
   Deferred compensation                                                                          (216)                   (83)
   Accumulated deficit                                                                        (116,012)              (109,683)
   Treasury stock, 56 shares at cost                                                              (520)                  (520)
                                                                                             ---------              ---------
      Total stockholders' equity                                                               136,454                142,317
                                                                                             ---------              ---------

      Total Liabilities and Stockholders' Equity                                             $ 635,920              $ 662,547
                                                                                             =========              =========

          See accompanying Notes to Consolidated Financial Statements

                          THE SPORTS AUTHORITY, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                                                       13 Weeks Ended
                                                                                              -------------------------------
                                                                                               May 5,               April 29,
                                                                                                2001                   2000
                                                                                              --------               --------
Cash Provided by (Used for):

Operations
   Net (loss) income                                                                          $ (6,329)              $  8,970
   Adjustment to reconcile net (loss) income to operating cash flows:
      Depreciation and amortization                                                             10,618                  9,635
      Extraordinary gain                                                                          (221)               (19,189)
      Cumulative effect of change in accounting principle                                          503                      -
      Corporate restructuring                                                                      800
      Cumulative translation adjustment                                                              -                    244
      Increase in other assets and deferred charges                                               (865)                (1,302)
      Decrease in other long-term liabilities                                                   (2,896)                  (136)
   Cash provided by (used for) current assets and liabilities:
      Decrease in receivables and other current assets                                           1,035                  3,300
      Decrease (increase) in inventories                                                        18,413                (46,433)
      Increase in accounts payable - trade                                                       8,416                 68,324
      Decrease in accrued payroll and other liabilities                                        (16,720)               (15,194)
      Other - net                                                                                1,694                  2,278
                                                                                              --------               --------
      Net cash provided by operations                                                           14,448                 10,497
                                                                                              --------               --------
Investing
      Capital expenditures                                                                      (2,542)                (8,729)
      Other - net                                                                                    -                 (2,000)
                                                                                              --------               --------

         Net cash used for investing                                                            (2,542)               (10,729)
                                                                                              --------               --------
Financing
   Borrowings under revolving credit facility, net                                              (6,841)                58,888
   Purchase of convertible notes                                                                (4,431)               (56,218)
   Proceeds from sale of stock and treasury stock                                                   83                     70
   Debt issuance costs                                                                               -                   (115)
   Payment of capital lease obligations                                                           (264)                  (214)
                                                                                              --------               --------

      Net cash (used for) provided by financing                                                (11,453)                 2,411
                                                                                              --------               --------

Net increase in cash and cash equivalents                                                          453                  2,179
Cash and cash equivalents at beginning of year                                                   7,535                 11,814
                                                                                              --------               --------

Cash and cash equivalents at end of period                                                    $  7,988               $ 13,993
                                                                                              ========               ========

          See accompanying Notes to Consolidated Financial Statements

                          THE SPORTS AUTHORITY, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1:  Basis of Presentation

  The unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and should be read in conjunction with the Company's February 3, 2001 Annual Report on Form 10-K. The unaudited financial statements include all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

  Certain amounts in the prior year's financial statements have been reclassified to conform to the current year's presentation.

Note 2:  Change in Accounting Method

  In the first quarter of 2001, the Company changed its method of accounting for inventories from the retail inventory method to the lower of weighted average cost or market method. The Company believes the weighted average cost method is preferable because it results in greater precision in the costing of sales and inventories and a better matching of revenues and cost of goods sold. The effect of the change as of the beginning of the year has been presented as a cumulative effect of a change in accounting principle of $0.5 million, or $0.02 per share. The effect of the change on the loss before the cumulative effect of the change in accounting principle for the quarter ended May 5, 2001 was not material. The pro-forma impact of the change on the loss before the extraordinary gain for the quarter ended April 29, 2000 is not determinable.

Note 3:  Restructuring Reserves

Store Exit Costs:

  The Company recorded store exit costs of $2.8 million, $8.9 million and $39.4 million in 2000, 1999 and 1998, respectively. The 2000 charge related principally to a $4.0 million increase in reserves established under prior store exit plans based on changes in the estimated time and rate to sublease or assign certain locations. The charge was partially offset by a net $1.2 million gain on the lease termination of one store approved for closure in 2000 pursuant to a favorable lease buy-out agreement. This store closed in the fourth quarter of 2000.

  The 1999 charge related primarily to closure of five Canadian and two U.S. stores. The Canadian stores were closed in the first quarter of 2000, and the two U.S. stores by the end of the third quarter of 2000. The 1998 charge related to the announced closure of 18 underperforming stores, including two in Canada. As a result of favorable market and lease factors, the Company decided not to close three stores and reversed its exit reserves for these stores in 1999. The remaining 15 stores were closed in the first quarter of 1999. As a result of its store closures, the Company ceased its Canadian operations in 2000. The Company's results of operations for the 13 weeks ended April 29, 2000 include sales of $3.4 million and operating income of $0.7 million from the Canadian stores.

  The Company is actively marketing its closed store sites. During the first quarter of 2001, the Company completed negotiations for the termination of its lease obligations at two closed stores. Cumulatively, the Company has assigned or terminated its lease obligations at nine stores, and entered into long-term subleases of three others.

                          THE SPORTS AUTHORITY, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Following is a summary of activity in the store exit reserves for the 13 weeks ended May 5, 2001.

                                                         Lease and
                                                          Related       Fixed       Employee
(in thousands)                                          Obligations     Assets      Severance     Other     Total
                                                        ---------------------------------------------------------
Balance at February 3, 2001                             $   21,634      $   82      $      3     $  667    $22,386

Payments                                                    (3,033)        (82)            -       (286)    (3,401)

Sublease income                                                469           -             -         25        494
                                                        ----------      ------      --------     ------    -------
Balance at May 5, 2001                                  $   19,070      $    -      $      3     $  406    $19,479
                                                        ==========      ======      ========     ======    =======

Corporate Restructuring:

  During the first quarter of 2001, the Company approved a corporate restructuring plan to consolidate certain departmental functions in light of the Company's current plans for limited growth. In conjunction with this plan, the Company eliminated 44 positions and recorded a charge of $0.8 million for employment termination benefits. The Company paid approximately $0.2 million in severance payments under this plan in the first quarter of 2001.

Note 4:  Income Taxes

  No tax benefit was recorded in the first quarter of 2001 because the Company's deferred tax valuation allowance was increased for deferred tax assets (including those related to operating loss carryforwards) arising during the period. The Company expects that its effective tax rate in fiscal 2001 will be significantly below the statutory rate due to the availability of federal and state net operating loss carryforwards, as well as the reversal of other tax deductible timing differences.

Note 5:  Earnings Per Share

  The Company calculates earnings per share in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share" ("EPS"), which requires a dual presentation of basic and diluted EPS. Basic EPS equals net income divided by the number of weighted average common shares outstanding while diluted EPS includes potentially dilutive securities. The calculation of diluted EPS excludes shares issuable under the Company's 5.25% Convertible Subordinated Notes due September 2001 (the "Notes"), and the effect of stock options, which are antidilutive due to losses before extraordinary gains in both periods.

                          THE SPORTS AUTHORITY, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 6:  Comprehensive Income

  Comprehensive income represents the change in equity arising from non-owner sources, including net income (loss) and other comprehensive income items such as foreign currency translation adjustments and minimum pension liability adjustments. For the 13 weeks ended April 29, 2000, comprehensive income was $9.2 million and consisted of net income and foreign currency translation adjustments. In the first quarter of 2001, the Company had no other comprehensive income items.

Note 7:  Extraordinary Gain

  In the first quarter of 2001, the Company recorded an extraordinary gain of $0.2 million related to the purchase of approximately $4.6 million principal amount of the Notes for $4.4 million. As a result of its purchases through May 5, 2001, the Company's outstanding obligation under the Notes has been reduced to $40.1 million.

Note 8:  Impact of Adoption of New Accounting Pronouncement

  In May 2000, the Emerging Issues Task Force ("EITF") reached a consensus in EITF Issue No. 00-14, "Accounting for Certain Sales Incentives," which is effective for quarters beginning after March 15, 2001. Under this pronouncement, the estimated cost of sales incentives such as coupons and rebates must be treated as a reduction of revenue in the period in which the related sale is recognized. The Company has historically classified the cost of such incentives as a component of merchandise costs or as selling, general and administrative ("SG&A") expense. The Company early adopted Issue No. 00-14 in the first quarter of 2001. This adoption had no impact on the Company's results of operations, other than the reclassification of such costs in the statement of operations for the periods presented. For the quarter ended April 29, 2000, this reclassification resulted in a reduction of sales of $2.6 million, with a corresponding reduction in merchandise costs and SG&A expense of $1.6 million and $1.0 million, respectively.

Item 2.

                          THE SPORTS AUTHORITY, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS



Results of Operations

The following table sets forth the Company's statement of operations data as a percent of sales for the periods indicated.

                                                                                     13 Weeks Ended
                                                                             -----------------------------
                                                                             May 5,               April 29,
                                                                              2001                  2000
                                                                             ---------           ---------
Sales                                                                         100.0%                100.0%
Cost of merchandise sold, including
   buying and occupancy costs                                                  74.0                  75.5
                                                                             ------              --------
Gross margin                                                                   26.0                  24.5
License fees and rental income                                                 (0.2)                 (0.2)
Selling, general and administrative expenses                                   26.3                  25.5
Pre-opening expense                                                               -                   0.3
Corporate restructuring                                                          .2                     -
                                                                             ------              --------
   Operating loss                                                              (0.3)                 (1.1)
Interest, net                                                                   1.5                   1.2
                                                                             ------              --------
Loss before extraordinary gain and cumulative effect
   of change in accounting principle                                           (1.8)                 (2.3)
Extraordinary gain, net of tax                                                  0.1                   4.8
Cumulative effect of change in accounting principle                            (0.2)                    -
                                                                             ------              --------
   Net (loss) income                                                           (1.9)%                 2.5%
                                                                             ======              ========


The following table sets forth the Company's store openings and closings for the periods indicated.

                                                                                     13 Weeks Ended
                                                                             -----------------------------
                                                                              May 5,              April 29,
                                                                               2001                 2000
                                                                             ---------           ---------
Beginning number of stores (a)                                                  198                   201
Openings                                                                          -                     1
Closings                                                                          -                    (5)
                                                                             ------              --------
Ending number of stores (a)                                                     198                   197
                                                                             ======              ========


(a) The beginning and ending number of stores for the 13 weeks ended April 29, 2000 excludes two clearance stores, opened on a test basis, in previously closed store sites. The clearance stores were subsequently re-closed in the second quarter of 2000.

                          THE SPORTS AUTHORITY, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS - continued


13 Weeks Ended May 5, 2001 and April 29, 2000

  Sales for the 13 weeks ended May 5, 2001 were $339.4 million, a $12.2 million, or 3.5%, decrease from sales of $351.6 million for the same period in the prior year. During 2000, the Company closed ten stores pursuant to its store closing plans, including five in Canada in the first quarter of 2000. With these closures the Company ceased its Canadian operations. The Company's results of operations for the 13 weeks ended April 29, 2000 included sales of $3.4 million and operating income of $0.7 million related to the Canadian subsidiary.

  Total sales from closed stores were $9.9 million for the 13 weeks ended April 29, 2000. Excluding the impact of store closings, sales decreased $2.3 million, or 0.7%. The decline in sales resulted from a decrease in comparable store sales of $17.6 million, or 5.0%, partially offset by an increase of $7.2 million, or 2.1%, from stores opened in 2000 which had no comparable sales in the prior year. In deriving comparable store sales, sales in the 2000 period were adjusted for the difference in the fiscal 2000 versus fiscal 2001 calendar, such that comparable days are included in the measurement. This adjustment accounted for the remaining change in sales of $8.1 million, or 2.2%.

  The decline in comparable store sales in the first quarter of 2001 resulted from a number of factors, including a sluggish economy in general, and a soft retail environment in particular. Additionally, the late arrival of warmer weather in a number of markets slowed sales of seasonal merchandise, including outdoor, water sports, racquet and golf. Finally, initiatives undertaken during the quarter to reduce the investment in inventory resulted in some inventory imbalances in certain categories, which further reduced sales.

  License fees and rental income were $0.7 million, or 0.2% of sales, for the 13 weeks ended May 5, 2001, compared to $0.6 million, or 0.2% of sales, for the same period in the prior year. License fees consist principally of royalty fee income under a license agreement between the Company and Mega Sports Co., Ltd. ("Mega Sports"), the Company's Japanese joint venture. Royalty fees under this agreement totaled $0.6 million and $0.5 million for the 13 weeks ended May 5, 2001 and April 29, 2000, respectively. The Company also has a license agreement with TheSportsAuthority.com, a joint venture which operates the e-commerce business of the Company. Royalty fees under this agreement were nominal in both periods.

  Cost of merchandise sold, including certain buying and occupancy costs, was $251.3 million, or 74.0% of sales, for the 13 weeks ended May 5, 2001 as compared to $265.4 million, or 75.5% of sales, for the same period in the prior year. The 150 basis point improvement resulted primarily from changes in the Company's pricing and buying strategies. Also, in the first quarter of 2001, the Company changed its method of accounting for inventories from the retail inventory method to the lower of weighted average cost or market method. However, the effect of the accounting change on the Company's gross margin for the quarter ended May 5, 2001 was not material.

  Selling, general and administrative ("SG&A") expenses for the 13 weeks ended May 5, 2001 were $89.1 million, or 26.3% of sales, as compared to $89.7 million, or 25.5% of sales, for the same period in the prior year. The decrease in SG&A expenses of $0.6 million resulted primarily from a decrease in equipment lease expense of $0.9 million as equipment under operating leases was replaced largely with purchased equipment in 2000. Additionally, advertising expense decreased $0.8 million, consistent with the fiscal 2001 advertising plan. These expense reductions were partially offset by an increase in utility costs of $0.6 million due to rate increases, and by a $0.4 million increase in depreciation expense, partially related to the purchase of previously leased equipment.

  The Company opened no new stores during the 13 weeks ended May 5, 2001. Expense for the 13 weeks ended April 29, 2000 was $1.1 million and related to three store openings. Pre-opening expense consists principally of store payroll expense for associate training and store preparation, occupancy costs and grand-opening advertising expenditures.

                          THE SPORTS AUTHORITY, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS - continued



  During the first quarter of 2001, the Company approved a corporate restructuring plan to consolidate certain departmental functions in light of the Company's current plans for limited growth. In conjunction with this plan the Company eliminated 44 positions and recorded a charge of $0.8 million for employment termination benefits. The Company paid approximately $0.2 million under this plan during the quarter.

  Interest, net for the 13 weeks ended May 5, 2001 was $4.9 million, or 1.5% of sales, compared to $4.2 million, or 1.2% of sales, for the same period in the prior year. The increase of $0.7 million was due to (i) refinancing the Notes with higher rate borrowings under the Company's committed revolving credit facility (the "Credit Facility"), and; (ii) reducing the use of inventory prepayments as a financing method, with a corresponding reduction in related interest income. The Company recorded extraordinary gains in connection with its Notes purchases, as discussed below.

  No tax benefit was recorded for the 13 weeks ended May 5, 2001 and April 29, 2000 because the Company's deferred tax valuation allowance was increased for deferred tax assets (including those related to operating loss carryforwards) arising during those periods. The Company expects that its effective tax rate in fiscal 2001 will be significantly below the statutory rate due to the availability of federal and state net operating loss carryforwards, as well as the reversal of other tax deductible timing differences. In the first quarter of 2000, the Company recorded a $2.0 million tax provision for estimated alternative minimum taxes related to the extraordinary gain.


  During the 13 weeks ended May 5, 2001, the Company recorded a $0.2 million extraordinary gain on the purchase of $4.6 million principal of the Notes for
$4.4 million.   For the same period of the prior year, the Company recorded an extraordinary gain of $17.2 million, net of tax, on the purchase of $76.0 million principal amount of the Notes for $56.2 million.

  In the first quarter of 2001, the Company changed its method of accounting for inventories from the retail inventory method to the lower of weighted average cost or market method. The Company believes the weighted average cost method is preferable because it results in greater precision in the costing of sales and inventories and a better matching of revenues and cost of goods sold. The effect of the change as of the beginning of the year has been presented as a cumulative effect of a change in accounting principle of $0.5 million, or $0.02 per share. The impact of this change on first quarter 2001 operating results was not material. The pro-forma impact of the change on first quarter 2000 operating results is not determinable.

  As a result of the foregoing factors, the net loss for the 13 weeks ended May 5, 2001 was $6.3 million, or 1.9% of sales, compared to net income of $9.0 million, or 2.5% of sales, for the same period in the prior year.

Liquidity and Capital Resources

  The Company's principal capital requirements are to fund working capital needs, for capital expenditures on information system upgrades and store refurbishment, and to purchase outstanding debt securities. For the 13 weeks ended May 5, 2001, these capital requirements were generally funded by operations and by borrowings under the Credit Facility. Cash flows generated by (used for) operating, investing and financing activities for the 13 weeks ended May 5, 2001 and April 29, 2000 are summarized below.

  Net cash provided by operations was $14.4 million for the 13 weeks ended May 5, 2001, as compared to $10.5 million for the same period in the prior year.
The increase in operating cash flows resulted primarily from an $18.9 million reduction in inventory levels during the 2001 period, compared to a $46.4 million increase during the same period of the prior year. The reduction in inventory in the current period resulted from a number of initiatives taken to reduce the investment in inventory. As a result of these initiatives, inventory levels as of May 5, 2001 were well within with the Company's plans. Positive cash flows generated from the reduction in inventory levels were partially offset by a commensurate decline in accounts payable financing, from 41.1% at April 29, 2000 to 28.2% at May 5, 2001.

                          THE SPORTS AUTHORITY, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS - continued


  Net cash used for investing activities was $2.5 million for the 13 weeks ended May 5, 2001 as compared to $10.7 million for the same period in the prior year. Capital expenditures included $1.7 million for refurbishment of existing stores, $0.7 million in hardware and software purchases and $0.1 million for improvements at the corporate office and regional distribution centers.

  Net cash used for financing activities was $11.4 million for the 13 weeks ended May 5, 2001, as compared to cash provided by financing activities of $2.4 million for the same period in the prior year. During the first quarter of 2001, operating cash flows funded a modest reduction in both Credit Facility borrowings and Notes obligations. Conversely, in the same period of the prior year, borrowings under the Credit Facility were required to fund more significant Notes purchases.

  The Company's working capital at May 5, 2001 was $151.5 million, compared with a deficit of $6.4 million at April 29, 2000. The increase in working capital resulted primarily from a reclassification of the Credit Facility from current to long-term debt in the second quarter of 2000, based on the revised terms and conditions of the amended Credit Facility. Borrowings under the Credit Facility were $197.0 million and $188.6 million at May 5, 2001 and April 29, 2000, respectively.

  The Company substantially curtailed its expansion strategy in the past two years, and currently plans to open no new stores in 2001. The Company estimates that capital expenditures in 2001 will be approximately $15.0 to $18.0 million, related primarily to refurbishing existing stores, upgrading information systems and basic maintenance capital expenditures. The Company is exploring additional distribution channels, including catalog and team sales, but anticipates that the initial investment in these initiatives will be nominal in 2001.

  The Company believes that anticipated cash flows from operations, combined with borrowings under the Credit Facility, will be sufficient to fund working capital, finance capital expenditures and pay off the remaining Notes obligation at maturity in September 2001.

New Accounting Pronouncement

  In May 2000, the Emerging Issues Task Force ("EITF") reached a consensus in EITF Issue No. 00-14, "Accounting for Certain Sales Incentives," which is effective for quarters beginning after March 15, 2001. Under this pronouncement, the estimated cost of sales incentives such as coupons and rebates must be treated as a reduction of revenue in the period in which the related sale is recognized. The Company has historically classified the cost of such incentives as a component of merchandise costs or as selling, general and administrative ("SG&A") expense. The Company early adopted Issue No. 00-14 in the first quarter of 2001. This adoption had no impact on the Company's results of operations, other than the reclassification of such costs in the statement of operations for the periods presented. For the quarter ended April 29, 2000, this reclassification resulted in a reduction of sales of $2.6 million, with a corresponding reduction in merchandise costs and SG&A expense of $1.6 million and $1.0 million, respectively.

Seasonality and Inflation

  The Company's annual business is seasonal, with higher sales and correlated profits occurring in the second and fourth quarters. In fiscal 2000, the Company's sales trended as follows: 23.6% in the first quarter, 26.0% in the second quarter, 22.4% in the third quarter and 28.0% in the fourth quarter.

  Management does not believe inflation had a material effect on the financial statements for the periods presented.

                          THE SPORTS AUTHORITY, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS - continued



Forward Looking Statements

  Certain statements under the heading "Management's Discussion and Analysis" and elsewhere in this Form 10-Q constitute "forward looking statements" made in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. As such, they involve risks and uncertainties that could cause actual results to differ materially from those set forth in such forward looking statements. The Company's forward looking statements are based on assumptions about, or include statements concerning, many important factors, including without limitation, consumer confidence, changes in discretionary consumer spending and preferences, particularly as they relate to sporting goods, athletic footwear and apparel and the Company's particular merchandise mix and retail locations; the Company's ability to effectively implement its merchandising, inventory control, marketing, store remodeling, electronic commerce and other strategies; increasing competition from other retailers; unseasonable weather; fluctuating sales margins; product availability; and capital spending levels. The Company undertakes no obligation to release publicly the results of any revisions to these forward looking statements to reflect events or circumstances after the date such statements were made.

                          THE SPORTS AUTHORITY, INC.


Part II.  OTHER INFORMATION

    Item 1.  Legal Proceedings

    In September 2000, the Circuit Court of Cook County, Illinois, granted the motions of the defendants to dismiss, with prejudice, the amended complaint of the plaintiffs in City of Chicago and County of Cook v. Beretta U.S.A. Corp. et. al., in which the plaintiffs sued thirty-three defendants, including firearms manufacturers and retailers (including the Company). In October 2000, the plaintiffs filed a notice of appeal to the Appellate Court of Illinois, First Judicial District. This proceeding is more fully described in Item 3 of the Company's Form 10-K for 2000.

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

                                    THE SPORTS AUTHORITY, INC.



Date: June 19, 2001                 By: /s/ GEORGE R. MIHALKO
                                        ----------------------------------------
                                            George R. Mihalko
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (Principal Financial Officer)


                                    By: /s/ TODD WEYHRICH
                                        ----------------------------------------
                                            Todd Weyhrich
                                            Senior Vice President and Controller
                                            (Principal Accounting Officer)

                               INDEX TO EXHIBITS

                                                            Sequential
Exhibits                                                    Page Number
--------                                                    -----------



10.1 First Amendment to Amended and Restated Loan and Security Agreement, dated as of June 8, 2001, between the Company and Fleet Retail Finance Inc., as Agent for the Lenders referenced therein.

18.1  Letter regarding change in accounting principles.