Form 10-Q
period 2001-08-04
SPORTS AUTHORITY INC /DE/
filed 2001-09-18
CIK 929470

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-
ACT OF 1934


For the quarterly period ended August 4, 2001
                               --------------

                                      OR

_ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934

For the transition period from ___________________ to ____________________

Commission File No. 1-13426
                    -------

                          THE SPORTS AUTHORITY, INC.
                          --------------------------
            (Exact name of registrant as specified in its charter)


             Delaware                                        36-3511120
-------------------------------------               ----------------------------
   (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                       Identification No.)

3383 N. State Road 7, Ft. Lauderdale, Florida                   33319
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

                 Yes   X                 No
                    --------

Number of shares of Common Stock outstanding at September 14, 2001:  32,685,126
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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

                          THE SPORTS AUTHORITY, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                                13 Weeks Ended                     26 Weeks Ended
                                                         -----------------------------      -----------------------------
                                                             August 4,         July 29,        August 4,      July 29,
                                                                2001             2000             2001           2000
                                                           -----------     ------------     ------------     -----------
                                                                     (Unaudited)                     (Unaudited)
Sales                                                        $   370,780     $    387,452     $   710,151     $   739,007
License fees and rental income                                       854              708           1,570           1,313
                                                             -----------     ------------     -----------     -----------
                                                                 371,634          388,160         711,721         740,320
                                                             -----------     ------------     -----------     -----------
Cost of merchandise sold, including
     buying and occupancy costs                                  266,556          282,135         517,811         547,525
Selling, general and administrative expenses                      92,656           93,265         181,803         182,910
Pre-opening expense                                                    -              684               -           1,801
                                                             -----------     ------------     -----------     -----------
                                                                 359,212          376,084         699,614         732,236
                                                             -----------     ------------     -----------     -----------

Store exit costs                                                   1,583                -           1,583               -
Corporate restructuring                                                -                -             800               -
                                                             -----------     ------------     -----------     -----------

     Operating income                                             10,839           12,076           9,724           8,084
Interest, net                                                      3,585            5,333           8,514           9,560
                                                             -----------     ------------     -----------     -----------

Income (loss) before extraordinary gain and cumulative
    effect of change in accounting principle                       7,254            6,743           1,210          (1,476)
Extraordinary gain, net of tax                                       327            1,441             548          18,631
Cumulative effect of change in accounting principle                    -                -            (503)              -
                                                             -----------     ------------     -----------     -----------
     Net income                                              $     7,581     $      8,184     $     1,255     $    17,155
                                                             ===========     ============     ===========     ===========

Earnings (loss) per common share-basic and diluted
     Income (loss) before extraordinary gain and
       cumulative effect of change in accounting principle   $      0.22     $       0.21     $      0.04     $     (0.04)
     Extraordinary gain                                             0.01             0.04            0.02            0.57
     Cumulative effect of change in accounting principle               -                -           (0.02)              -
                                                             -----------     ------------     -----------     -----------

     Net income                                              $      0.23     $       0.25     $      0.04     $      0.53
                                                             ===========     ============     ===========     ===========

Weighted average common shares outstanding:
     Basic                                                        32,614           32,280          32,581          32,250
                                                             ===========     ============     ===========     ===========

     Diluted                                                      32,839           32,283          32,750          32,252
                                                             ===========     ============     ===========     ===========

          See accompanying Notes to Consolidated Financial Statements

                          THE SPORTS AUTHORITY, INC.
                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                                        August 4,     February 3,
                                                                          2001           2001
                                                                      ------------    -----------
                                                                      (Unaudited)
Assets
Current assets:
    Cash and cash equivalents                                         $   9,298       $     7,535
    Merchandise inventories                                             360,123           393,087
    Receivables and other current assets                                 34,523            32,690
                                                                      ---------       -----------
        Total current assets                                            403,944           433,312

Net property and equipment                                              201,118           212,991
Other assets and deferred charges                                        16,319            16,244
                                                                      ---------       -----------

        Total assets                                                  $ 621,381       $   662,547
                                                                      =========       ===========

Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable - trade                                          $ 120,706       $    97,097
    Accrued payroll and other liabilities                                92,563           114,990
    Current debt                                                         13,741            45,756
    Taxes other than income taxes                                        13,234            10,380
    Income taxes                                                          4,999             4,889
                                                                      ---------       -----------
        Total current liabilities                                       245,243           273,112

Long-term debt                                                          194,487           205,100
Other long-term liabilities                                              37,842            42,018
                                                                      ---------       -----------

        Total liabilities                                               477,572           520,230

Stockholders' equity:
    Common stock, $.01 par value, 100,000 shares
       authorized, 32,685 and 32,385 shares issued, respectively            326               324
    Additional paid-in-capital                                          252,954           252,279
    Deferred compensation                                                  (523)              (83)
    Accumulated deficit                                                (108,428)         (109,683)
    Treasury stock, 56 shares at cost                                      (520)             (520)
                                                                      ---------       -----------
        Total stockholders' equity                                      143,809           142,317
                                                                      ---------       -----------

        Total liabilities and stockholders' equity                    $ 621,381       $   662,547
                                                                      =========       ===========


          See accompanying Notes to Consolidated Financial Statements

                          THE SPORTS AUTHORITY, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)


                                                                           26 Weeks Ended
                                                                     ---------------------------
                                                                      August 4,         July 29,
                                                                        2001              2000
                                                                     -----------     -----------
                                                                              (Unaudited)
Cash provided by (used for):

Operations
    Net income                                                        $  1,255       $   17,155
    Adjustments to reconcile net income to operating cash flows:
        Depreciation and amortization                                   21,263           19,738
        Extraordinary gain                                                (548)         (20,631)
        Cumulative effect of change in accounting principle                503               --
        Cumulative translation adjustment                                   --              209
        Store closing charges                                            1,583               --
        Corporate restructuring                                            800               --
    Cash provided by (used for) current assets and liabilities:
        Change in receivables and other current assets                  (1,833)          21,562
        Change in merchandise inventories                               32,461          (35,646)
        Increase in accounts payable - trade                            23,609           24,547
        Decrease in accrued payroll and other liabilities              (23,276)         (17,985)
        Other - net                                                     (3,674)           1,380
                                                                      --------       ----------

        Net cash provided by operations                                 52,143           10,329
                                                                      --------       ----------

Investing
    Capital expenditures                                                (8,297)         (25,837)
    Other - net                                                             --           (2,000)
                                                                      --------       ----------

        Net cash used for investing                                     (8,297)         (27,837)
                                                                      --------       ----------

Financing
    (Payments) borrowings under credit facility, net                   (10,161)          74,782
    Purchase of convertible notes                                      (31,406)         (59,832)
    Proceeds from sale of stock and treasury stock                         132              141
    Debt issuance costs                                                   (134)            (115)
    (Payments) borrowings under capital lease obligations, net            (514)           1,668
                                                                      --------       ----------

        Net cash (used for) provided by financing                      (42,083)          16,644
                                                                      --------       ----------

Net increase (decrease) in cash and cash equivalents                     1,763             (864)
    Cash and cash equivalents at beginning of year                       7,535           11,814
                                                                      --------       ----------

Cash and cash equivalents at end of period                            $  9,298       $   10,950
                                                                      ========       ==========

          See accompanying Notes to Consolidated Financial Statements

                          THE SPORTS AUTHORITY, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1:  Basis of Presentation

     The unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended February 3, 2001. The unaudited financial statements include all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

     Certain amounts in the prior year's financial statements have been reclassified to conform to the current year's presentation.

Note 2:  Change in Accounting Method

     In the first quarter of 2001, the Company changed its method of accounting for inventories from the retail inventory method to the lower of weighted average cost or market method. The Company believes the weighted average cost method is preferable because it results in greater precision in the costing of sales and inventories and a better matching of revenues and cost of goods sold. The effect of the change as of the beginning of the year was presented as a cumulative effect of a change in accounting principle of $0.5 million, or $0.02 per share, in the first quarter of 2001. The effect of the change on income before extraordinary gain for the quarter and six months ended August 4, 2001 was not material. The pro-forma impact of the change on income before extraordinary gain for the quarter ended July 29, 2000 is not determinable.

Note 3:  E-Commerce Agreement and Joint Venture Dissolution

     Prior to July 2001, the Company was a 19.9% owner of TheSportsAuthority.com, Inc., a joint venture with Global Sports Interactive, Inc. ("Global Sports"), a wholly-owned subsidiary of Global Sports, Inc., which operated the Company's e-commerce business. In July 2001, the joint venture was dissolved and the Company entered into a License and E-Commerce Agreement (the "Agreement") with Global Sports. Under the new Agreement, Global Sports will own and operate TheSportsAuthority.com website, and will pay a royalty to the Company for use of certain trademarks, service marks and domain names owned by the Company.

Note 4:  Restructuring Reserves

Store Exit Costs:

     In the second quarter of 2001, the Company entered into an agreement to terminate its remaining lease obligation on a previously closed store site. The Company recorded exit costs of $1.6 million in conjunction with this agreement, which represents the excess of the lease termination fee over the recorded obligation for this store.

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

     The 1999 charge related primarily to closure of five Canadian and two U.S. stores. The Canadian stores were closed in the first quarter of 2000, and the two U.S. stores by the end of the third quarter of 2000. The 1998 charge related to the announced closure of 18 underperforming stores, including two in Canada. As a result of favorable

                          THE SPORTS AUTHORITY, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


market and lease factors, the Company decided not to close three stores and reversed its exit reserves for these stores in 1999. The remaining 15 stores were closed in the first quarter of 1999. As a result of its store closures, the Company ceased its Canadian operations in 2000. The Company's results of operations for the 26 weeks ended July 29, 2000 include sales of $3.4 million and operating income of $0.6 million from the Canadian stores.

     The Company is actively marketing its closed store sites. With the July 2001 lease termination, the Company has cumulatively assigned or terminated its lease obligations at ten stores, and entered into long-term subleases of three others. Following is a summary of activity in the store exit reserves for the 26 weeks ended August 4, 2001.

                                                       Lease and
                                                        Related          Fixed        Employee
(in thousands)                                        Obligations       Assets        Severance        Other         Total
                                                     --------------------------------------------------------------------------
Balance at February 3, 2001                          $    21,634     $       82     $        3     $      667     $   22,386
Payments                                                  (9,333)           (82)             -           (464)        (9,879)

Adjustment of previously established reserves              1,549                                           34          1,583
Sublease income                                            1,029              -              -             65          1,094
                                                     -----------     ----------     ----------     ----------     ----------
Balance at August 4, 2001                            $    14,879     $        -     $        3     $      302     $   15,184
                                                     ===========     ==========     ==========     ==========     ==========

Corporate Restructuring:

     During the first quarter of 2001, the Company approved a corporate restructuring plan to consolidate certain departmental functions in response to the Company's current plans for limited growth. In conjunction with this plan, the Company eliminated 44 positions and recorded a charge of $0.8 million for employment termination benefits. The Company paid $0.2 million in severance payments under this plan during the second quarter of 2001.

Note 5:  Income Taxes

    No tax provision was recorded in the second quarter of 2001 since the Company expects that it will have a nominal effective tax rate in fiscal 2001 due to the availability of federal and state net operating loss carryforwards, as well as the reversal of other tax deductible timing differences.

Note 6:  Earnings Per Share

     The Company calculates earnings per share ("EPS") in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share", which requires a dual presentation of basic and diluted EPS. A reconciliation of the numerators and denominators of the basic and diluted EPS computations is illustrated below:

                          THE SPORTS AUTHORITY, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                13 Weeks Ended                     26 Weeks Ended
                                                         -----------------------------      -----------------------------
(in thousands, except per share data)                         August 4,      July 29,         August 4,       July 29,
                                                                2001           2000              2001            2000
                                                              ---------      --------         ---------       --------
Basic EPS Computation

Income (loss) before extraordinary gain and
   cumulative effect of change in accounting principle        $   7,254      $  6,743         $   1,210       $ (1,476)
                                                              ---------      --------         ---------       --------

Weighted average common shares                                   32,614        32,280            32,581         32,250
                                                              ---------      --------         ---------       --------

Basic earnings (loss) before extraordinary gain and
    cumulative effect of change in accounting principle
    per common share                                          $     .22      $    .21         $     .04       $   (.04)
                                                              =========      ========         =========       ========

Diluted EPS Computation (a)

Income (loss) before extraordinary gain and
    cumulative effect of change in accounting principle       $   7,254      $  6,743         $   1,210       $ (1,476)
                                                              ---------      --------         ---------       --------

Weighted average common shares                                   32,614        32,280            32,581         32,250
Effect of stock options                                             225             3               169              2
                                                              ---------      --------         ---------       --------
     Total shares                                                32,839        32,283            32,750         32,252
                                                              ---------      --------         ---------       --------

Diluted earnings (loss) before extraordinary gain and
    cumulative effect of change in accounting principle
    per common share                                          $     .22      $    .21         $     .04       $   (.04)
                                                              =========      ========         =========       ========

(a) The calculation of diluted EPS excludes interest expense and potential shares related to the conversion rights granted to holders of the Company's 5.25% Convertible Subordinated Notes (the "Notes"), which would have an antidilutive effect in all periods presented.

Note 7:  Comprehensive Income

     Comprehensive income represents the change in equity arising from non-owner sources, including net income and other comprehensive income items such as foreign currency translation adjustments and minimum pension liability adjustments. For the 13 and 26 weeks ended July 29, 2000, comprehensive income was $8.1 million and $17.4 million, respectively, and consisted of net income and foreign currency translation adjustments. The Company had no other comprehensive income items for the 13 and 26 weeks ended August 4, 2001.

Note 8:  Extraordinary Gain

     In the second quarter of 2001, the Company recorded an extraordinary gain of $0.3 million related to the purchase of approximately $27.3 million principal amount of the Notes for $27.0 million. As a result of its purchases, the Company's outstanding obligation under the Notes was reduced to $12.8 million as of August 4, 2001. The remaining Notes obligation was repaid in full on the September 17, 2001 maturity date.

                          THE SPORTS AUTHORITY, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9:  Impact of Adoption of New Accounting Pronouncement

     In May 2000, the Emerging Issues Task Force ("EITF") reached a consensus in EITF Issue No. 00-14, "Accounting for Certain Sales Incentives," which is effective for quarters beginning after March 15, 2001. Under this pronouncement, the estimated cost of sales incentives such as coupons and rebates must be treated as a reduction of revenue in the period in which the related sale is recognized. The Company has historically classified the cost of such incentives as a component of merchandise costs or as selling, general and administrative ("SG&A") expense. The Company early adopted Issue No. 00-14 in the first quarter of 2001. This adoption had no impact on the Company's results of operations, other than the reclassification of such costs in the statement of operations for the periods presented. For the 13 weeks ended July 29, 2000, this reclassification resulted in a reduction of sales of $2.1 million, with a corresponding reduction in merchandise costs and SG&A expense of $1.2 million and $0.9 million, respectively. For the 26 weeks ended July 29, 2000, the reclassification resulted in reductions of sales, merchandise costs and SG&A expense of $4.8 million, $2.9 million and $1.9 million, respectively.

Item 2.

                          THE SPORTS AUTHORITY, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

Results of Operations

The following table sets forth the Company's statement of operations data as a percent of sales for the periods indicated.

                                                                13 Weeks Ended                     26 Weeks Ended
                                                          -----------------------------     ------------------------------
                                                            August 4,        July 29,         August 4,         July 29,
                                                               2001             2000             2001              2000
                                                          ------------      -----------      -----------        ----------
Sales                                                           100.0%           100.0%           100.0%            100.0%
Cost of merchandise sold, including
    buying and occupancy costs                                   71.9             72.8             72.9              74.1
                                                          -----------       ----------       ----------        ----------
Gross margin                                                     28.1             27.2             27.1              25.9
License fees and rental income                                   (0.2)            (0.2)            (0.2)             (0.2)
Selling, general and administrative expenses                     25.0             24.1             25.6              24.8
Pre-opening expense                                                 -              0.2                -               0.2
Store exit costs                                                  0.4                -              0.2
Corporate restructuring                                             -                -              0.1                 -
                                                          -----------       ----------       ----------        ----------
     Operating income                                             2.9              3.1              1.4               1.1
Interest, net                                                     1.0              1.4              1.2               1.3
                                                          -----------       ----------       ----------        ----------
Income (loss) before extraordinary gain and cumulative
  effect of change in accounting principle                        1.9              1.7              0.2              (0.2)
Extraordinary gain, net of tax                                    0.1              0.4              0.1               2.5
Cumulative effect of change in accounting principle                 -                 -            (0.1)                -
                                                          -----------       ----------       ----------        ----------
     Net income                                                   2.0%             2.1%             0.2%              2.3%
                                                          ===========       ==========       ==========        ==========

The following table sets forth the Company's store openings and closings for the periods indicated.

                                                                13 Weeks Ended                     26 Weeks Ended
                                                         -----------------------------      -----------------------------
                                                           August 4,         July 29,         August 4,          July 29,
                                                              2001              2000             2001              2000
                                                         ------------      -----------      ------------     ------------
Beginning number of stores (a)                                   198               197               198              201
Openings                                                           -                 3                 -                4
Closings (a)                                                       -                (1)                -               (6)
                                                         -----------       ------------     ------------     ------------
Ending number of stores                                          198               199               198              199
                                                         ===========       ===========      ============     ============

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

                          THE SPORTS AUTHORITY,  INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS - continued

13 Weeks Ended August 4, 2001 and July 29, 2000

     Sales for the 13 weeks ended August 4, 2001 were $370.8 million, a $16.7 million, or 4.3%, decrease from sales of $387.5 million for the same period in the prior year. During 2000, the Company closed ten stores pursuant to its store closing plans, including five in Canada in the first quarter of 2000. Results for the 13 weeks ended July 29, 2000 include sales from closed stores of $4.9 million.

     Excluding the impact of store closings, sales decreased $11.8 million, or 3.0%. The decline in sales resulted from a decrease in comparable store sales of $15.5 million, or 4.0%, partially offset by an increase of $3.6 million, or 1.0%, from stores opened in 2000 which had no comparable sales in the prior year. In deriving comparable store sales, the 2000 period sales were adjusted for the difference in the fiscal 2000 versus fiscal 2001 calendar, such that comparable days are included in the measurement.

     Sales during the second quarter of 2001 reflected continued pressure from the soft economic climate. Additionally, comparable store sales in the in-line skate and scooter category dropped significantly as the Company began to cycle against strong sales of these goods in the prior year. The Company expects to see continued declines in this category through the balance of 2001.

     License fees and rental income were $0.9 million, or 0.2% of sales, for the 13 weeks ended August 4, 2001, compared to $0.7 million, or 0.2% of sales, for the same period in the prior year. License fees consist principally of royalty fee income under a license agreement between the Company and Mega Sports Co., Ltd. ("Mega Sports"), the Company's Japanese joint venture. Royalty fees under this agreement totaled $0.8 million and $0.6 million for the 13 weeks ended August 4, 2001 and July 29, 2000, respectively. The Company previously had a license agreement with TheSportsAuthority.com, a former joint venture that operated the e-commerce business of the Company. Royalty fees under this agreement were nominal in both periods. In July 2001, the joint venture was dissolved, and the Company entered into a new licensing agreement with Global Sports, Inc. Under the new agreement, the Company will continue to receive royalty fee income based on net revenues of TheSportsAuthority.com website, but will not have an ownership interest in that website.

     Cost of merchandise sold, including certain buying and occupancy costs, was $266.6 million, or 71.9% of sales, for the 13 weeks ended August 4, 2001 as compared to $282.1 million, or 72.8% of sales, for the same period in the prior year. The 90 basis point improvement resulted from a change in buying and pricing strategies. In the first quarter of 2001, the Company changed its method of accounting for inventories from the retail inventory method to the lower of weighted average cost or market method. The effect of the accounting change on the Company's gross margin for the quarter ended August 4, 2001 was not material, while the pro forma effect on gross margin for the same period of the prior year was not determinable.

     Selling, general and administrative ("SG&A") expenses for the 13 weeks ended August 4, 2001 were $92.7 million, or 25.0% of sales, as compared to $93.3 million, or 24.1% of sales, for the same period in the prior year. While SG&A expenses declined slightly, negative leverage due to the decrease in sales volume produced an increase as a percent of sales of 0.9%.

     The Company opened no new stores during the 13 weeks ended August 4, 2001. Pre-opening expense for the 13 weeks ended July 29, 2000 was $0.7 million and related to three store openings. Pre-opening expense consists principally of store payroll expense for associate training and store preparation, occupancy costs and grand-opening advertising expenditures.

                          THE SPORTS AUTHORITY, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS - continued


     Store exit costs were $1.6 million, or 0.4% of sales, in the second quarter of 2001. During the quarter, the Company entered into a lease termination agreement for one of its previously closed store sites. The charge represented the excess of the lease termination fee over the recorded obligation for this store.

     Interest, net for the 13 weeks ended August 4, 2001 was $3.6 million, or 1.0% of sales, compared to $5.3 million, or 1.4% of sales, for the same period in the prior year. The decrease of $1.7 million was due primarily to interest rate reductions on borrowings under the Company's committed revolving credit facility (the "Credit Facility"), combined with a decrease in overall debt.

     No tax provision was recorded in the second quarter of 2001 since the Company expects that it will have a nominal effective tax rate in fiscal 2001 due to the availability of federal and state net operating loss carryforwards, as well as the reversal of other tax deductible timing differences.

     During the 13 weeks ended August 4, 2001, the Company purchased $27.3 million principal amount of the Notes for $27.0 million, and recorded an extraordinary gain of $0.3 million. In the same period of the prior year, the Company recorded an extraordinary gain of $1.4 million on the purchase of $5.1 million principal amount of the Notes for $3.6 million.

     As a result of the foregoing factors, net income for the 13 weeks ended August 4, 2001 was $7.6 million, compared to $8.2 million for the same period of the prior year.

26 Weeks Ended August 4, 2001 and July 29, 2000

     Sales for the 26 weeks ended August 4, 2001 were $710.2 million, a $28.8 million, or 3.9%, decrease from sales of $739.0 million for the same period in the prior year. Sales for the period ended July 29, 2000 includes sales from closed stores of $14.6 million.

     Excluding the impact of store closings, sales decreased $14.2 million, or 2.0%. The decrease resulted from a decline in comparable store sales of $33.1 million, or 4.5%, partially offset by an increase of $10.6 million, or 1.5%, from stores opened in 2000 which had no comparable sales in the prior year. In deriving comparable store sales, the 2000 period sales were adjusted for the difference in the fiscal 2000 versus fiscal 2001 calendar, such that comparable days are included in the measurement. This adjustment accounted for the remaining change in sales of $8.3 million.

     The decline in comparable store sales in the first half of 2001 resulted from a number of factors, including the sluggish economy and increased competition in a number of markets. Additionally, a late spring, combined with inventory imbalances in certain categories, hampered sales in the first quarter. Although the fitness and ladies activewear categories continued strong trends started in 2000, these gains were more than offset by decreases in certain outdoor categories, in-line skates and scooters, and racquet and golf.

     License fees and rental income was $1.6 million, or 0.2% of sales, for the 26 weeks ended August 4, 2001, compared to $1.3 million, or 0.2% of sales, for the same period in the prior year. Royalty fees under the Mega Sports license agreement were $1.4 million and $1.1 million for the 26 weeks ended August 4, 2001 and July 29, 2000, respectively. Royalty fees under the e-commerce agreement were nominal during both periods.

     Cost of merchandise sold, including buying and occupancy costs, was $517.8 million, or 72.9% of sales, for the 26 weeks ended August 4, 2001, compared to $547.5 million, or 74.1% of sales, for the same period in the prior year. Merchandise costs decreased 1.2% of sales due primarily to changes in buying and pricing strategies implemented over the

                          THE SPORTS AUTHORITY, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS - continued

last year. Merchandise costs were determined under the lower of weighted average cost or market method for the 26 weeks ended August 4, 2001, versus the retail inventory method for the 26 weeks ended July 29, 2000. The effect of the accounting change on such costs was not material for the 2001 period. The pro forma impact of the change on the 2000 period is not determinable.

     SG&A expenses for the 26 weeks ended August 4, 2001 were $181.8 million, or 25.6% of sales, as compared to $182.9 million, or 24.8% of sales, for the same period in the prior year. While SG&A expenses reflected a slight decline compared to the prior year, lost leverage due to lower sales volumes resulted in a 0.8% of sales increase in expense.

     Corporate restructuring was $0.8 million, or 0.1% of sales, for the 26 weeks ended August 4, 2001. During the first quarter of 2001, the Company approved a corporate restructuring plan to consolidate certain departmental functions in response to the Company's current plans for limited growth, resulting in the elimination of 44 positions. The Company has paid approximately $0.4 million in severance payments under the plan through August 4, 2001.

     Interest, net for the 26 weeks ended August 4, 2001 was $8.5 million, or 1.2% of sales, compared to $9.6 million, or 1.3% of sales, for the same period in the prior year. The decrease in expense was due to a general decline in interest rates as well as a reduction in the Company's overall debt.

     The Company recorded no tax provision for the 26 weeks ended August 4, 2001. The Company expects its effective tax rate in fiscal 2001 will be nominal due to the availability of federal and state net operating loss carryforwards, as well as the reversal of other tax deductible timing differences. In fiscal 2000, the Company recorded a $2.0 million tax provision for estimated alternative minimum taxes related to the extraordinary gain on early extinguishment of debt.

     During the 26 weeks ended August 4, 2001, the Company purchased $31.9 million principal amount of the Notes for $31.4 million, and recorded an extraordinary gain of $0.5 million. During the 26 weeks ended July 29, 2000, the Company recorded an extraordinary gain of $18.6 million, net of tax, related to the purchase of $81.1 million principal amount of the Notes for $59.8 million. The Company repaid its remaining obligation under the Notes on the September 17, 2001 maturity date.

     As a result of the foregoing factors, net income for the 26 weeks ended August 4, 2001 was $1.3 million, or 0.2% of sales, as compared to $17.2 million, or 2.3% of sales, for the same period in the prior year. In the first quarter of 2000, the Company closed its five remaining Canadian stores pursuant to its announced store exit plan. The Company's results of operations for the 26 weeks ended July 29, 2000 include sales of $3.4 million and operating income of $0.6 million related to the Canadian subsidiary.

Liquidity and Capital Resources

     The Company's principal capital requirements are to fund working capital needs and for capital expenditures on information system upgrades and store refurbishment. For the 26 weeks ended August 4, 2001, these capital requirements were generally funded by operations. Cash flows generated by (used for) operating, investing and financing activities for the 26 weeks ended August 4, 2001 and July 29, 2000 are summarized below.

     Net cash provided by operations was $52.1 million for the 26 weeks ended August 4, 2001, compared to $10.3 million for the same period in the prior year. The increase in cash flow resulted primarily from a $32.5 million reduction in inventory levels during the current period, versus an increase of $35.6 million during the same period of the prior year. Additionally, although year over year inventory levels declined, trade accounts payable increased slightly, producing an improvement in the percentage of inventory financed by accounts payable to 33.5% at August 4, 2001, versus 30.5% as of July 29, 2000.

                          THE SPORTS AUTHORITY,  INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS - continued

     Net cash used for investing activities was $8.3 million for the 26 weeks ended August 4, 2001, compared to $27.8 million for the same period in the prior year. Capital expenditures included $2.3 million for hardware and software upgrades and $5.8 million for refurbishment of existing stores. The remaining capital expenditures of $0.2 million were used for improvements at the regional distribution centers and corporate office.

     Net cash used for financing activities was $42.1 million for the 26 weeks ended August 4, 2001, compared to net cash provided by financing activities of $16.6 million for the same period of the prior year. During the 2001 period, the Company used operating cash flows to fund capital expenditures and Notes purchases. Conversely, during the 2000 period the Company relied principally on borrowings under the Credit Facility to finance Notes purchases and a portion of its capital expenditures.

     The Company's working capital at August 4, 2001 was $158.7 million, compared to $193.9 million at July 29, 2000, a decrease of $35.2 million. The decrease is due primarily to the $23.0 million reduction in inventory levels year over year, combined with classification of the $12.8 million remaining Notes obligation as current at August 4, 2001 versus long-term at July 29, 2000.

     The Company substantially curtailed its expansion strategy in the past two years, and plans to open no new stores in 2001. The Company estimates its capital expenditures in 2001 will be approximately $15 to $18 million and will be for refurbishing existing stores, basic maintenance capital expenditures, and upgrading information systems. The Company is expanding its distribution channels to include catalog and team sales, but anticipates that the investment in these initiatives will be nominal in 2001.

     The Company believes that anticipated cash flows from operations, combined with borrowings under the Credit Facility, will be sufficient to fund working capital and finance capital expenditures during the next 12 months.

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

Forward Looking Statements

     Certain statements under the heading "Management's Discussion and Analysis" and elsewhere in this Form 10-Q constitute "forward looking statements" made in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. As such, they involve risks and uncertainties that could cause actual results to differ materially from those set forth in such forward looking statements. The Company's forward looking statements are based on assumptions about, or include statements concerning, many important factors, including without limitation changes in discretionary consumer spending and consumer preferences, particularly as they relate to athletic footwear, apparel and sporting equipment and the Company's particular merchandise mix and retail locations; the Company's ability to effectively implement its merchandising, marketing, store expansion and refurbishment, electronic commerce and other strategies; increasing competition from other retailers; unseasonable weather; fluctuating sales margins; product availability; capital spending levels; and the impact of external factors such as the recent terrorist attacks against the United States. The Company undertakes no obligation to release publicly the results of any revisions to these forward looking statements to reflect events or circumstances after the date such statements were made.

                          THE SPORTS AUTHORITY, INC.

Part II.      OTHER INFORMATION

   Item 4.  Submission of Matters to a Vote of Security Holders

      At the Annual Meeting of Stockholders held on June 27, 2001, the stockholders of the Company: (i) elected three Class I Directors, (ii) approved the Amended and Restated Employee Stock Purchase Plan, and (iii) ratified the appointment of Ernst & Young LLP as independent accountants for the Company for the fiscal year ending February 1, 2002. The results of these votes were as follows:

                                                                         Broker
       (i)     Director Nominees - Class I     For       Withheld      Non-Votes
               ---------------------------     ---       --------      ---------

               Julius W. Erving             28,801,995    284,320          -
               Martin E. Hanaka             28,801,383    284,932          -
               Charles H. Moore             28,801,986    284,329          -


        Other Directors whose term of office continued after the meeting are as follows:

              Class II       Cynthia R. Cohen
                             Steve Dougherty
                             Kevin M. McGovern

              Class III      A. David Brown
                             Mary Elizabeth Burton
                             Carol Farmer

                                                                                                       Broker
                                                        For           Against         Abstain         Non-Votes
                                                        ---           -------         -------         ---------
     (ii)      Amended and Restated Employee
                 Stock Purchase Plan                  28,135,512        872,691          78,112              -

                                                                                                       Broker
                                                        For           Against         Abstain         Non-Votes
                                                        ---           -------         -------         ---------
     (iii)     Ratification of Accountants            28,918,073         77,620          90,622              -

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

                                        THE SPORTS AUTHORITY, INC.



Date:  September 18, 2001                 By: /s/ GEORGE R. MIHALKO
                                              -----------------------
                                                  George R. Mihalko
                                                  Executive Vice President and
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)



Date:  September 18, 2001                 By: /s/ TODD WEYHRICH
                                              -----------------------
                                                  Todd Weyhrich
                                                  Senior Vice President and
                                                  Controller (Principal
                                                  Accounting Officer)

                               INDEX TO EXHIBITS

Exhibits
--------

  4.1 Amended and Restated Rights Agreement dated as of September 11, 2001 between the Company and American Stock Transfer and Trust Company, as Rights Agent, incorporated by reference to Exhibit 1 to the Form 8-A/A filed on September 17, 2001
 10.1 * License and E-Commerce Agreement dated as of July 6, 2001 between the Company and Global Sports, Interactive, Inc.
 10.2 Form of Severance Agreement dated as of August 28, 2001 between the Company and James R. Tener
 10.3 Form of Severance Agreement dated as of August 28, 2001 between the Company and Arthur Quintana

      * Portions of this document are omitted pursuant to a confidential treatment request.