Form 10-Q
period 2001-11-03
SPORTS AUTHORITY INC /DE/
filed 2001-12-18
CIK 929470

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-
ACT OF 1934

For the quarterly period ended November 3, 2001
                               ----------------

                                      OR

_ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ____________________

Commission File No. 1-13426
                    -------

                          THE SPORTS AUTHORITY, INC.
                          --------------------------
            (Exact name of registrant as specified in its charter)


              Delaware                                 36-3511120
 ---------------------------------------      -----------------------------
    (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)                 Identification No.)

3383 N. State Road 7, Ft. Lauderdale, Florida     33319
----------------------------------------------------------------------------
    (Address of principal executive offices)      (Zip Code)

                                (954) 735-1701
                          __________________________

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

              Yes      X           No _______
                  -------------

Number of shares of Common Stock outstanding at December 14, 2001:  32,698,282
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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

                          THE SPORTS AUTHORITY, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)


                                                               13 Weeks Ended              39 Weeks Ended
                                                         -------------------------  ------------------------
                                                         November 3,   October 28,  November 3,   October 28,
                                                             2001          2000         2001         2000
                                                         -----------   -----------  -----------   -----------
                                                             (Unaudited)                (Unaudited)
Sales                                                     $  304,825   $   331,919  $ 1,014,975   $ 1,070,925
License fees and rental income                                   775           581        2,345         1,894
                                                          ----------   -----------  -----------   -----------
                                                             305,600       332,500    1,017,320     1,072,819
                                                          ----------   -----------  -----------   -----------
Cost of merchandise sold, including
       buying and occupancy costs                            221,517       242,149      739,328       789,673
Selling, general and administrative expenses                  85,625        89,646      267,424       272,559
Pre-opening expense                                                -           331            -         2,131
                                                          ----------   -----------  -----------   -----------
                                                             307,142       332,126    1,006,752     1,064,363
                                                          ----------   -----------  -----------   -----------

Store exit costs                                                 272             -        1,855             -
Corporate restructuring                                            -             -          800             -
                                                          ----------   -----------  -----------   -----------

       Operating income (loss)                                (1,814)          374        7,913         8,456
Interest, net                                                  2,710         5,023       11,227        14,583
                                                          ----------   -----------  -----------   -----------

Loss before extraordinary gain and cumulative effect
 of change in accounting principle                            (4,524)       (4,649)      (3,314)       (6,127)
Extraordinary gain, net of tax                                     -             -          548        18,631
Cumulative effect of change in accounting principle                -             -         (503)            -
                                                          ----------   -----------  -----------   -----------

       Net income (loss)                                  $   (4,524)  $    (4,649) $    (3,269)  $    12,504
                                                          ==========   ===========  ===========   ===========

Earnings (loss) per common share-basic and diluted
     Loss before extraordinary gain and cumulative
       effect of change in accounting principle               $(0.14)       $(0.14)  $    (0.10)  $     (0.18)
     Extraordinary gain                                            -             -         0.02          0.57
     Cumulative effect of change in accounting                     -             -        (0.02)            -
      principle                                           ----------   -----------   ----------   -----------
     Net income (loss)                                        $(0.14)       $(0.14)  $    (0.10)  $      0.39
                                                          ==========   ===========   ==========   ===========

Weighted average common shares outstanding:
       Basic                                                  32,634        32,315       32,599        32,271
                                                          ==========   ===========   ==========   ===========

       Diluted                                                32,634        32,315       32,599        32,271
                                                          ==========   ===========   ==========   ===========


          See accompanying Notes to Consolidated Financial Statements

                           THE SPORTS AUTHORITY, INC.
                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                                                             November 3,         February 3,
                                                                                                 2001                2001
                                                                                             -------------       ------------
                                                                                              (Unaudited)
Assets
Current assets:
   Cash and cash equivalents                                                                     $   6,334          $   7,535
   Merchandise inventories                                                                         410,273            393,087
   Receivables and other current assets                                                             31,088             32,690
                                                                                                 ---------          ---------
       Total current assets                                                                        447,695            433,312

Net property and equipment                                                                         152,281            212,991
Other assets and deferred charges                                                                   16,208             16,244
                                                                                                 ---------          ---------

       Total assets                                                                              $ 616,184          $ 662,547
                                                                                                 =========          =========

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable - trade                                                                      $ 128,174          $  97,097
   Accrued payroll and other liabilities                                                            91,670            114,990
   Current debt                                                                                        938             45,756
   Taxes other than income taxes                                                                    12,920             10,380
   Income taxes                                                                                      5,036              4,889
                                                                                                 ---------          ---------
       Total current liabilities                                                                   238,738            273,112

Long-term debt                                                                                     201,098            205,100
Other long-term liabilities                                                                         36,559             42,018
                                                                                                 ---------          ---------

       Total liabilities                                                                           476,395            520,230

Stockholders' equity:
   Common stock, $.01 par value, 100,000 shares
      authorized, 32,698 and 32,449 shares issued, respectively                                        327                324
   Additional paid-in capital                                                                      253,002            252,279
   Deferred compensation                                                                              (459)               (83)
   Accumulated deficit                                                                            (112,952)          (109,683)
   Accumulated other comprehensive income                                                              391                  -
   Treasury stock, 56 shares at cost                                                                  (520)              (520)
                                                                                                 ---------          ---------
       Total stockholders' equity                                                                  139,789            142,317
                                                                                                 ---------          ---------

       Total liabilities and stockholders' equity                                                $ 616,184          $ 662,547
                                                                                                 =========          =========

          See accompanying Notes to Consolidated Financial Statements

                          THE SPORTS AUTHORITY, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                                                      39 Weeks Ended
                                                                                             --------------------------------
                                                                                               November 3,       October 28,
                                                                                                  2001               2000
                                                                                             -------------       ------------
                                                                                                          (Unaudited)
Cash provided by (used for):

Operations
   Net income (loss)                                                                              $ (3,269)          $ 12,504
   Adjustments to reconcile net income (loss) to operating cash flows:
       Depreciation and amortization                                                                31,585             30,135
       Extraordinary gain                                                                             (548)           (20,631)
       Cumulative effect of change in accounting principle                                             503                  -
       Cumulative translation adjustment                                                                 -                309
       Store closing charges                                                                         1,855                  -
       Corporate restructuring                                                                         800                  -
   Cash provided by (used for) current assets and liabilities:
       Decrease in receivables and other current assets                                              1,993             24,137
       Increase in merchandise inventories                                                         (17,689)           (52,946)
       Increase in accounts payable - trade                                                         31,077             45,084
       Decrease in accrued payroll and other liabilities                                           (26,040)           (16,360)
       Decrease in other long-term liabilities                                                      (6,237)            (4,037)
       Other - net                                                                                   1,462              2,139
                                                                                                  --------           --------

       Net cash provided by operations                                                              15,492             20,334
                                                                                                  --------           --------

Investing
   Capital expenditures                                                                            (12,371)           (32,301)
   Proceeds from sale of property, plant, and equipment                                             43,931                  -
   Other - net                                                                                           -             (2,000)
                                                                                                  --------           --------

       Net cash provided by (used for) investing                                                    31,560            (34,301)
                                                                                                  --------           --------

Financing
   (Payments) borrowings under credit facility, net                                                 (3,298)            69,580
   Purchase of convertible notes                                                                   (44,219)           (59,832)
   Proceeds from sale of stock and treasury stock                                                      166                204
   Debt issuance costs                                                                                (145)            (1,177)
   (Payments) borrowings under capital lease obligations, net                                         (757)             1,290
                                                                                                  --------           --------

       Net cash (used for) provided by financing                                                   (48,253)            10,065
                                                                                                  --------           --------

Net decrease in cash and cash equivalents                                                           (1,201)            (3,902)
   Cash and cash equivalents at beginning of year                                                    7,535             11,814
                                                                                                  --------           --------

Cash and cash equivalents at end of period                                                        $  6,334           $  7,912
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

NOTE 2:  Change in Accounting Method

     In the first quarter of 2001, the Company changed its method of accounting for inventories from the retail inventory method to the lower of weighted average cost or market method. The Company believes the weighted average cost method is preferable because it results in greater precision in the costing of sales and inventories and a better matching of revenues and cost of goods sold. The effect of the change as of the beginning of the year was presented as a cumulative effect of a change in accounting principle of $0.5 million, or $0.02 per share, in the first quarter of 2001. The effect of the change on loss before extraordinary gain for the quarter and nine months ended November 3, 2001, and the pro-forma effect on the comparable periods of the prior year, is not determinable.

Note 3:  E-commerce Agreement

     Prior to July 2001, the Company was a 19.9% owner of TheSportsAuthority.com, Inc., a joint venture with Global Sports Interactive, Inc. ("Global Sports"), a wholly-owned subsidiary of Global Sports, Inc., which operated the Company's e-commerce business. In July 2001, the joint venture was dissolved and the Company entered into a License and E-Commerce Agreement (the "Agreement") with Global Sports. Under the Agreement, Global Sports owns and operates TheSportsAuthority.com website, and pays a license fee to the Company for use of certain trademarks, service marks and domain names owned by the Company.

     In October 2001, the Company exercised a warrant to purchase common stock of Global Sports, Inc. on a net settlement basis. The Company has classified the shares as available-for-sale securities as of the balance sheet date, and will report unrealized gains and losses on the securities as a separate component of shareholders' equity.

Note 4:  Restructuring Reserves

Store Exit Costs:

     In the third quarter of 2001, the Company entered into an agreement to terminate its remaining lease obligation for a previously closed store site.
The Company recorded store exit charges of $0.3 million due primarily to the excess of the lease termination fee over the recorded obligation for this store.

     The Company recorded store exit costs of $2.8 million, $8.9 million and $39.4 million in 2000, 1999 and 1998, respectively. The 2000 charge related primarily to a $4.0 million increase in reserves established under prior store exit plans based on changes in the estimated time and rate to sublease or assign certain locations. The charge was partially offset by a net $1.2 million gain on the lease termination of one store approved for closure in 2000 pursuant to a favorable lease buy-out agreement. This store closed in the fourth quarter of 2000.

                           THE SPORTS AUTHORITY, INC.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The 1999 charge related primarily to closure of five Canadian and two U.S. stores. The Canadian stores were closed in the first quarter of 2000, and the two U.S. stores by the end of the third quarter of 2000. The 1998 charge related to the announced closure of 18 underperforming stores, including two in Canada. As a result of favorable market and lease factors, the Company decided not to close three stores and reversed its exit reserves for these stores in 1999. The remaining 15 stores were closed in the first quarter of 1999. As a result of its store closures, the Company ceased its Canadian operations in 2000. The Company's results of operations for the 39 weeks ended October 28, 2000 include sales of $3.4 million and operating income of $0.6 million from the Canadian stores.

     With the most recent lease termination agreement, the Company has cumulatively assigned or terminated its lease obligations at eleven stores, and entered into long-term subleases at three others. The Company is actively marketing the remaining closed store sites, which include five leased and two owned locations. Following is a summary of activity in the store exit reserves for the 39 weeks ended November 3, 2001.

                                                     Lease and
                                                      Related        Fixed      Employee
(in thousands)                                      Obligations     Assets      Severance     Other     Total
                                                --------------------------------------------------------------
Balance at February 3, 2001                         $ 21,634        $   82      $     3      $ 667   $ 22,386
Payments                                             (10,960)          (82)           -       (574)   (11,616)
Adjustment of previously established reserves          1,893             -            -        (38)     1,855
Sublease income                                        1,534             -            -         86      1,620
                                                    --------        ------      -------      -----   --------
Balance at November 3, 2001                         $ 14,101        $    -      $     3      $ 141   $ 14,245
                                                    ========        ======      =======      =====   ========

Corporate Restructuring:

     During the first quarter of 2001, the Company approved a corporate restructuring plan to consolidate certain departmental functions. In conjunction with this plan, the Company eliminated 44 positions and recorded a charge of $0.8 million for employment termination benefits. The Company paid $0.2 million in severance payments under this plan during the third quarter of 2001, and has a remaining reserve of $0.2 million.

Note 5:  Income Taxes

     No tax provision was recorded in the third quarter of 2001 since the Company expects that it will have a nominal effective tax rate in fiscal 2001 due to the availability of federal and state net operating loss carryforwards, as well as the reversal of other tax deductible timing differences.

Note 6:  Earnings Per Share

     The Company calculates earnings per share ("EPS") in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share", which requires a dual presentation of basic and diluted EPS. Due to losses before extraordinary gains for all periods presented, the calculation of diluted EPS excludes shares issuable under the Company's 5.25% Convertible Subordinated Notes (the "Notes") prior to the September 17, 2001 maturity date, and the effect of stock options.

                           THE SPORTS AUTHORITY, INC.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 7:  Comprehensive Income

     Comprehensive income represents the change in equity arising from non-owner sources, including net income and other comprehensive income items such as foreign currency translation adjustments and unrealized gains and losses on available-for- sale-securities. The Company's comprehensive loss was $4.1 million and $2.9 million for the 13 and 39 weeks ended November 3, 2001, respectively, compared to comprehensive loss of $4.6 million, and comprehensive income of $12.8 million, for the same periods of the prior year.

Note 8:  Sale-Leaseback Transaction

     In October 2001, the Company completed the sale of ten store locations pursuant to a sale-leaseback agreement with Realty Income Corporation ("RIC"). The Company will continue to operate the stores under 20-year leases with RIC. The Company received net cash proceeds on the transaction of $43.9 million and recorded a deferred gain of $0.8 million. The gain will be amortized over the lease term. The Company used the proceeds to reduce borrowings under its committed revolving credit facility ("Credit Facility").

Note 9:  Extraordinary Gain

     During the nine months ended November 3, 2001, the Company recorded an extraordinary gain of $0.5 million related to the purchase of approximately $31.9 million principal amount of the Notes for $31.4 million. The remaining Notes obligation was repaid in full on the September 17, 2001 maturity date.

Note 10:  Impact of Adoption of New Accounting Pronouncement

     In October 2001, the FASB issued Statement No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets, " which supercedes SFAS 121. SFAS 144 retains many of the provisions of SFAS 121 with respect to assets held for use, but significantly changes the criteria for classifying assets as held for sale. SFAS 144 is effective for fiscal years beginning after December 15, 2001. Management does not believe that the adoption of the statement will have a material effect on the Company's financial position or results of operations.

     In May 2000, the Emerging Issues Task Force ("EITF") reached a consensus in EITF Issue No. 00-14, Accounting for Certain Sales Incentives, which is effective for quarters beginning after March 15, 2001. Under this pronouncement, the estimated cost of sales incentives such as coupons and rebates must be treated as a reduction of revenue in the period in which the related sale is recognized. The Company has historically classified the cost of such incentives as a component of merchandise costs or as selling, general and administrative ("SG&A") expense. The Company early adopted Issue No. 00-14 in the first quarter of 2001. This adoption had no impact on the Company's results of operations, other than the reclassification of such costs in the statement of operations for the periods presented. For the 13 weeks ended October 28, 2000, this reclassification resulted in a reduction of sales of $2.9 million, with a corresponding reduction in merchandise costs and SG&A expense of $2.0 million and $0.9 million, respectively. For the 39 weeks ended October 28, 2000, the reclassification resulted in reductions of sales, merchandise costs and SG&A expense of $7.7 million, $4.8 million, and $2.9 million, respectively.

Item 2.

                          THE SPORTS AUTHORITY, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


Results of Operations

The following table sets forth the Company's statement of operations data as a percent of sales for the periods indicated.

                                                             13 Weeks Ended               39 Weeks Ended
                                                        -------------------------   --------------------------
                                                        November 3,   October 28,   November 3,    October 28,
                                                            2001          2000         2001            2000
                                                        -----------   -----------   -----------    ----------
Sales                                                         100.0%        100.0%        100.0%        100.0%
Cost of merchandise sold, including
   buying and occupancy costs                                  72.7          73.0          72.8          73.7
                                                        -----------   -----------   -----------    ----------
Gross margin                                                   27.3          27.0          27.2          26.3
License fees and rental income                                 (0.3)         (0.2)         (0.2)         (0.2)
Selling, general and administrative expenses                   28.1          27.0          26.3          25.5
Pre-opening expense                                             0.0           0.1             -           0.2
Store exit costs                                                0.1             -           0.2             -
Corporate restructuring                                           -             -           0.1             -
                                                        -----------   -----------   -----------    ----------
   Operating income (loss)                                     (0.6)          0.1           0.8           0.8
Interest, net                                                   0.9           1.5           1.1           1.4
                                                        -----------   -----------   -----------    ----------
Loss before extraordinary gain and cumulative
   effect of change in accounting principle                    (1.5)         (1.4)         (0.3)         (0.6)
Extraordinary gain, net of tax                                    -             -          (0.1)          1.7
Cumulative effect of change in accounting principle               -             -           0.1             -
                                                        -----------   -----------   -----------    ----------
   Net income (loss)                                           (1.5)%        (1.4)%        (0.3)%         1.1%
                                                        ===========   ===========   ===========    ==========


The following table sets forth the Company's store openings and closings for the periods indicated.


                                       13 Weeks Ended             39 Weeks Ended
                                  -----------------------    ------------------------
                                  November 3,  October 28,   November 3,  October 28,
                                     2001         2000          2001        2000
                                  ----------   ----------    ----------   -----------
Beginning number of stores (a)           198          199           198         201
Openings                                   -            1             -           5
Closings (a)                               -           (1)            -          (7)
                                  ----------   ----------    ----------   ---------
Ending number of stores                  198          199           198         199
                                  ==========   ==========    ==========   =========

(a) The beginning number of stores and closed stores for the 39 weeks ended October 28, 2000 exclude two clearance stores opened on a test basis in previously closed store sites. The clearance stores were closed in the second quarter of 2000.

                          THE SPORTS AUTHORITY,  INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS - continued


13 Weeks Ended November 3, 2001 and October 28, 2000

     Sales for the 13 weeks ended November 3, 2001 were $304.8 million, a $27.1 million, or 8.2%, decrease from sales of $331.9 million for the same period in the prior year. During 2000, the Company closed ten stores pursuant to its store closing plans, including five in Canada in the first quarter of 2000. Results for the 13 weeks ended October 28, 2000 include sales from closed stores of $4.1 million.

     Excluding the impact of store closings, sales decreased $23.0 million, or 7.0%. The decrease was due primarily to a decrease in comparable store sales of $14.4 million, or 4.5%. In deriving comparable store sales, the 2000 period sales were adjusted for the difference in the fiscal 2000 versus fiscal 2001
calendar, such that comparable days are included in the measurement.   The
effect of this adjustment accounted for the remaining change in sales of $8.6 million.

     Sales during the third quarter of 2001 reflected the continued effects of the soft economic environment, compounded by the terrorist attack on September 11, 2001. Comparable store sales were also pressured by a comparison to last year's scooter phenomenon and Major League Baseball's "Subway Series." Excluding sales of scooters and Subway Series merchandise, comparable store sales declined by less than 1.0%, with key categories such as ladies activewear and fitness continuing to perform well. In the fourth quarter, the Company will continue to focus on stimulating sales through value-oriented pricing and advertising programs.

     License fees and rental income were $0.8 million, or 0.3% of sales, for the 13 weeks ended November 3, 2001, compared to $0.6 million, or 0.2% of sales, for the same period in the prior year. License fees consist principally of license fee income under a license agreement between the Company and Mega Sports Co., Ltd. ("Mega Sports"), the Company's Japanese joint venture. License fees under this agreement totaled $0.7 million and $0.5 million for the 13 weeks ended November 3, 2001 and October 28, 2000, respectively. License fees under the License and E-commerce Agreement with Global Sports were nominal in both periods.

     Cost of merchandise sold, which includes certain buying and occupancy costs, was $221.5 million, or 72.7% of sales, for the 13 weeks ended November 3, 2001 as compared to $242.1 million, or 73.0% of sales, for the same period in the prior year. Merchandise costs as a percent of sales were 120 basis points lower than the prior year due to controlled markdowns and promotional activity, increased margin contribution from the Company's private label and import business, and improved vendor pricing as a result of vendor bidding programs. Reductions in merchandise costs were offset, however, by a 0.9% of sales increase in occupancy costs due to negative leveraging created by the sales shortfall. In the first quarter of 2001, the Company changed its method of accounting for inventories from the retail inventory method to the lower of weighted average cost or market method. The effect of the accounting change on the Company's gross margin for the quarter ended November 3, 2001, and the pro-forma effect for the same period of the prior year, was not determinable.

     Selling, general and administrative ("SG&A") expenses for the 13 weeks ended November 3, 2001 were $85.6 million, or 28.1% of sales, as compared to $89.6 million, or 27.0% of sales, for the same period in the prior year. The $4.0 million decline in expense reflected controlled spending and payroll management in response to the sales shortfall, although negative leveraging produced a 1.0% increase as a percent of sales.

     The Company opened no new stores during the 13 weeks ended November 3, 2001. Pre-opening expense for the 13 weeks ended October 28, 2000 was $0.3 million and related primarily to one store opening. Pre-opening expense consists principally of store payroll expense for associate training and store preparation, occupancy costs and grand-opening advertising expenditures.

                          THE SPORTS AUTHORITY, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS - continued


     Store exit costs were $0.3 million, or 0.1% of sales, for the 13 weeks ended November 3, 2001. In October 2001, the Company entered into a lease termination agreement for a previously closed store site. The third quarter charge related primarily to the excess of the lease termination fee over the recorded obligation for this store.

     Interest, net for the 13 weeks ended November 3, 2001 was $2.7 million, or 0.9% of sales, compared to $5.0 million, or 1.5% of sales, for the same period in the prior year. The decrease of $2.3 million was due primarily to interest rate reductions on borrowings under the Company's committed revolving credit facility (the "Credit Facility"), combined with a reduction in overall borrowings under both the Credit Facility and the Notes. The Company retired its remaining Notes obligation on the September 17, 2001 maturity date.

     No tax provision was recorded in the third quarter of 2001 since the Company expects that it will have a nominal effective tax rate in fiscal 2001 due to the availability of federal and state net operating loss carryforwards, as well as the reversal of other tax deductible timing differences.

     As a result of the foregoing factors, net loss for the 13 weeks ended November 3, 2001 was $4.5 million, compared to $4.6 million for the same period of the prior year.

39 Weeks Ended November 3, 2001 and October 28, 2000

     Sales for the 39 weeks ended November 3, 2001 were $1,015.0 million, a $55.9 million, or 5.2%, decrease from sales of $1,070.9 million for the same period in the prior year. Sales for the period ended October 28, 2000 include sales from closed stores of $18.8 million.

     Excluding the impact of store closings, sales decreased $37.1 million, or 3.5%. The decrease resulted from a decline in comparable store sales of $47.4 million, or 4.5%, partially offset by an increase of $11.9 million, or 1.1%, from non-comparable stores opened in fiscal 2000. In deriving comparable store sales, sales in the 2000 period were adjusted for the difference in the fiscal 2000 versus fiscal 2001 calendar, such that comparable days are included in the measurement. This adjustment accounted for the remaining change in sales of $1.6 million.

     The decline in comparable store sales resulted from a number of factors, including: the sluggish economy and increased competition in general; a late spring, combined with inventory imbalances in certain categories, which hampered sales in the first quarter; and the September 11 terrorist attack, combined with the comparison to last year's scooter sales and Subway Series, which pressured results in the third quarter. Although the fitness and ladies activewear categories continued strong trends started in 2000, these gains were more than offset by decreases in underperforming categories such as hunting and fishing, in-line skates, scooters, and licensed merchandise.

     License fees and rental income were $2.3 million, or 0.2% of sales, for the 39 weeks ended November 3, 2001, compared to $1.9 million, or 0.2% of sales, for the same period in the prior year. License fees under the Mega Sports license agreement were $2.1 million and $1.7 million for the 39 weeks ended November 3, 2001 and October 28, 2000, respectively. License fees under the e-commerce agreement were approximately $0.1 million for both periods.

     Cost of merchandise sold, including certain buying and occupancy costs, was $739.3 million, or 72.8% of sales, for the 39 weeks ended November 3, 2001, compared to $789.7 million, or 73.7% of sales, for the same period in the prior year. The decline in merchandise costs as a percent of sales reflected the impact of buying and pricing strategies implemented during the last year. Merchandise costs were determined under the lower of weighted average cost or market method for the 39 weeks ended November 3, 2001, versus the retail inventory method for the 39 weeks ended October 28, 2000. The effect of the accounting change on merchandise costs for the 2001 period, and the pro-forma impact of the change on the 2000 period, is not determinable.

                          THE SPORTS AUTHORITY,  INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS - continued


     SG&A expenses for the 39 weeks ended November 3, 2001 were $267.4 million, or 26.3% of sales, as compared to $272.6 million, or 25.5% of sales, for the same period in the prior year. While total SG&A expenses declined year over year, negative leverage due to the sales shortfall resulted in a 0.9% of sales increase.

     Store exit costs were $1.9 million, or 0.2% of sales, for the 39 weeks ended November 3, 2001, and related primarily to lease termination fees paid for two previously closed store sites, which exceeded the recorded obligations for these stores.

     Corporate restructuring was $0.8 million, or 0.1% of sales, for the 39 weeks ended November 3, 2001. During the first quarter of 2001, the Company approved a corporate restructuring plan to consolidate certain departmental functions, resulting in the elimination of 44 positions. The Company has paid approximately $0.6 million in severance payments under the plan through November 3, 2001.

     Interest, net for the 39 weeks ended November 3, 2001 was $11.2 million, or 1.1% of sales, compared to $14.6 million, or 1.4% of sales, for the same period in the prior year. The decrease in expense was due to a general decline in interest rates as well as a reduction in the Company's overall debt.

     The Company recorded no tax provision for the 39 weeks ended November 3, 2001. The Company expects its effective tax rate in fiscal 2001 will be nominal due to the availability of federal and state net operating loss carryforwards, as well as the reversal of other tax deductible timing differences. In fiscal 2000, the Company recorded a $2.0 million tax provision for estimated alternative minimum taxes related to the extraordinary gain on early extinguishment of debt.

     During the 39 weeks ended November 3, 2001, the Company purchased $31.9 million principal amount of the Notes for $31.4 million, and recorded an extraordinary gain of approximately $0.5 million. During the 39 weeks ended October 28, 2000, the Company recorded an extraordinary gain of $18.6 million, net of tax, related to the purchase of $81.1 million principal amount of the Notes for $59.9 million. The Company repaid its remaining obligation under the Notes on the September 17, 2001 maturity date.

     As a result of the foregoing factors, net loss for the 39 weeks ended November 3, 2001 was $3.3 million, as compared to net income of $12.5 million for the same period in the prior year. In the first quarter of 2000, the Company closed its five remaining Canadian stores pursuant to its announced store exit plan. The Company's results of operations for the 39 weeks ended October 28, 2000 include sales of $3.4 million and operating income of $0.6 million related to the Canadian subsidiary.

Liquidity and Capital Resources

     The Company's principal capital requirements are to fund working capital needs and capital expenditures. For the 39 weeks ended November 3, 2001, these capital requirements were generally funded by operations and by borrowings under the Company's Credit Facility, which fluctuate seasonally in amount. Cash flows generated by (used for) operating, investing and financing activities for the 39 weeks ended November 3, 2001 and October 28, 2000 are summarized below.

     Net cash provided by operations was $15.5 million for the 39 weeks ended November 3, 2001, compared to $20.3 million for the same period in the prior year. Income before extraordinary gains and depreciation and amortization was $28.3 million in the 2001 period, an increase of $4.3 million from the same period in the prior year. Additionally, inventory investment in the 2001 period (offset by a related increase in accounts payable), produced a positive cash flow of $13.4 million in the 2001 period, versus a use of cash of $7.9 million in the 2000 period. These improvements were offset, however, by a $21.7 million income tax refund included in the 2000 period.

                          THE SPORTS AUTHORITY,  INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS - continued


     Net cash provided by investing activities was $31.6 million for the 39 weeks ended November 3, 2001, compared to net cash used for investing activities of $34.3 million for the same period in the prior year. The 2001 period includes proceeds of $43.9 million on the sale-leaseback of ten store locations, partially offset by capital expenditures of $12.4 million. Capital expenditures in 2001 included: $8.3 million for refurbishment of existing stores, $3.6 million for hardware and software upgrades, and $0.5 million for leasehold improvements at the regional distribution centers and corporate office.

     Net cash used for financing activities was $48.3 million for the 39 weeks ended November 3, 2001, compared to net cash provided by financing activities of $10.1 million for the same period of the prior year. Cash used in the 2001 period was primarily for Notes purchases and payment of the remaining obligation at maturity. The Company essentially replaced this financing by monetizing certain of its real property through the sale-leaseback of ten stores. Conversely, during the 2000 period the Company relied principally on borrowings under the Credit Facility to finance Notes purchases and a portion of its capital expenditures.

     The Company's working capital at November 3, 2001 was $209.0 million, compared to $140.4 million at October 28, 2000, an increase of $68.6 million. The increase reflects the $44.6 million reduction in current debt year over year as a result of the Notes purchases and retirement at maturity.

     The Company substantially curtailed its expansion strategy in the past two years and will open no new stores in fiscal 2001. The Company estimates its capital expenditures in 2001 will approximate $15 to $18 million and will consist of store refurbishment, facility maintenance, and information system upgrades. Investment in the new catalog and team sales distribution channels has been nominal to date and is expected to remain so through the balance of 2001.

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

                             See Index to Exhibits on Page 16

                        (b)  Reports on Form 8-K:

                              None

                          THE SPORTS AUTHORITY, INC.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    THE SPORTS AUTHORITY, INC.



Date:  December 18, 2001               By: /s/  GEORGE R. MIHALKO
                                                -----------------
                                            George R. Mihalko
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (Principal Financial Officer)



Date:  December 18, 2001               By: /s/  TODD WEYHRICH
                                                -------------
                                            Todd Weyhrich
                                            Senior Vice President and
                                            Controller (Principal
                                            Accounting Officer)

                               INDEX TO EXHIBITS

Exhibits
--------

10.1 Purchase Agreement dated as of October 15, 2001 between the Company and Realty Income Corporation.
10.2 Form of Severance Agreement dated as of September 18, 2001 between the Company and George R. Mihalko, incorporated by reference to
             Exhibit 10.2 to the Company's Form 10-Q for the period ended August 4, 2001.