Form 10-Q/A
period 2002-02-07
SPORTS AUTHORITY INC /DE/
filed 2002-04-10
CIK 929470

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-Q/A

                    AMENDMENT NO. 1 TO THE QUARTERLY REPORT

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-
ACT OF 1934

For the quarterly period ended August 4, 2001
                               --------------

                                      OR

_ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ____________________

Commission File No. 1-13426
                    -------

                          THE SPORTS AUTHORITY, INC.
                          --------------------------
            (Exact name of registrant as specified in its charter)


              Delaware                                      36-3511120
----------------------------------------         -------------------------------
    (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                     Identification No.)

3383 N. State Road 7, Ft. Lauderdale, Florida                  33319
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

              Yes   X           No _____________
                  -----

Number of shares of Common Stock outstanding at September 14, 2001:  32,685,126
                                                                     ----------

PURPOSE OF AMENDMENT:

    The Registrant previously filed certain of its material contracts as exhibits to its Quarterly Report on Form 10-Q for the quarterly period ended August 4, 2001. The Registrant requested confidential treatment as to certain portions of Exhibit 10.1. The Registrant hereby amends Item 6 of its Quarterly Report on Form 10-Q for the quarterly period ended August 4, 2001, as set forth below.

                          THE SPORTS AUTHORITY, INC.


Part II.  OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K

               (a)  Exhibits:

                    See Index to Exhibits

               (b)  Reports on Form 8-K:

                    None

                          THE SPORTS AUTHORITY, INC.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                                    THE SPORTS AUTHORITY, INC.



Date: April 10, 2002                   By: /s/ GEORGE R. MIHALKO
                                           --------------------------------
                                               George R. Mihalko
                                               Vice Chairman and
                                               Chief Administrative Officer
                                               (Principal Financial Officer)



Date: April 10, 2002                   By: /s/ TODD WEYHRICH
                                           --------------------------------
                                               Todd Weyhrich
                                               Senior Vice President and
                                               Controller (Principal
                                               Accounting Officer)

                               INDEX TO EXHIBITS



Exhibits
--------

 4.1 (1) Amended and Restated Rights Agreement dated as of September 11, 2001 between the Company and American Stock Transfer and Trust Company, as Rights Agent, incorporated by reference to Exhibit 1 to the Form 8-A/A filed on September 17, 2001
10.1  *   License and E-Commerce Agreement dated as of July 6, 2001 between the
          Company and Global Sports Interactive, Inc.
10.2 (1) Form of Severance Agreement dated as of August 28, 2001 between the Company and James R. Tener
10.3 (1) Form of Severance Agreement dated as of August 28, 2001 between the Company and Arthur Quintana


     (1)  Previously filed.
     * Portions of this document are omitted pursuant to a confidential treatment request.