Form 10-K
period 2002-02-02
SPORTS AUTHORITY INC /DE/
filed 2002-04-17
CIK 929470

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                  For the fiscal year ended February 2, 2002

                          Commission File No. 1-13426

                          THE SPORTS AUTHORITY, INC.
            (Exact name of registrant as specified in its charter)

          Delaware                                        36-3511120
-----------------------------------------     ----------------------------------
          (State or other jurisdiction of              (I.R.S. Employer
          incorporation or organization)             Identification No.)

3383 N. State Road 7, Ft. Lauderdale, Florida               33319
--------------------------------------------------------------------------------
  (Address of principal executive offices)                (Zip Code)

  (954) 735-1701
  ----------------------------------------------------
  (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

      Title of each class              Name of Each Exchange on which Registered
--------------------------------       -----------------------------------------
  Common Stock, $.01 par value                The New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:
                                     None

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___
                                               ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

     State the aggregate market value of the voting and nonvoting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing: $368,063,887 at the close of business on April 1, 2002.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 32,716,790 Shares of Common Stock outstanding as of April 1, 2002.

Documents Incorporated by Reference: the Company's Proxy Statement dated April 26, 2002, incorporated partially in Parts II and III hereof.

                                    PART I

Forward Looking Statements

  Certain statements contained in or incorporated by reference in this Form 10-K constitute "forward looking statements" made in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. As such, they involve risks and uncertainties that could cause actual results to differ materially from those set forth in such forward looking statements. The Company's forward looking statements are based on assumptions about, or include statements concerning, many important factors, including without limitation, consumer confidence, changes in discretionary consumer spending and consumer preferences, particularly as they relate to sporting goods, athletic footwear and apparel and the Company's particular merchandise mix and retail locations; the Company's ability to effectively implement its merchandising, inventory control, marketing, store remodeling and growth, electronic commerce, supply chain, logistics and other strategies; increasing competition from other retailers; unseasonable weather; fluctuating sales margins; product availability; and capital spending levels. The Company undertakes no obligation to release publicly the results of any revisions to these forward looking statements to reflect events or circumstances after the date such statements were made.

ITEM 1.  BUSINESS

General

  With sales of $1.4 billion in fiscal 2001, the Company is the largest full-line sporting goods retailer in the United States. The Company's business strategy is to offer its customers extensive selections of competitively priced, quality, brand name sporting goods, athletic footwear and apparel, with a focus on customer service through multiple channels and to establish clear leadership in existing markets through focused growth. At February 2, 2002, the Company operated 198 stores in 32 states across the United States. An additional 33 stores are operated in Japan by Mega Sports Co., Ltd. under a license agreement with the Company. Mega Sports is a joint venture between the Company and AEON Co., Ltd., a major Japanese retailer which owns 9.3% of the Company's shares.
In early 2002, the Company increased its ownership interest in Mega Sports to 19.9% from 8.4%. The Company's retail web site, www.thesportsauthority.com, offers an internet based shopping alternative augmenting the Company's store presence and is operated by a subsidiary of Global Sports, Inc. under a license agreement with the Company.

  The Company was incorporated in Delaware in 1987. The Company was acquired by Kmart Corporation in 1990. Kmart divested its interest in the Company in public offerings in November 1994 and October 1995 and no longer owns any interest in the Company.

Industry Overview; Competition

  According to the Sporting Goods Manufacturer's Association, total U.S. sales by manufacturers to retailers of sporting goods, athletic footwear and apparel were estimated to be approximately $46 billion in 2001. The retail sporting goods industry is comprised of four principal categories of retailers: (i) traditional sporting goods retailers, (ii) specialty sporting goods retailers,
(iii) large format sporting goods retailers and (iv) mass merchandisers. In addition, a variety of other retailers sell various types of sporting goods, principally athletic footwear and apparel. Sporting goods retailing in the United States is fragmented and is characterized by intensive competition among retailers, increasing competition from new channels of distribution such as catalogs and electronic commerce, and consolidation among vendors.

  The Company's competitive position within the industry is largely determined by its ability to offer value and service to its customers. The Company believes that the principal strengths with which it competes are customer service, a broad assortment of brand name merchandise, a competitive pricing strategy and name recognition by consumers. The Company also seeks to be a price leader on certain highly identifiable items. The retail sporting goods industry is comprised of the following four principal categories of retailers:

  Traditional Sporting Goods Retailers. Traditional sporting goods retailers tend to have relatively small stores, generally ranging in size from 5,000 to 20,000 square feet, frequently located in malls or strip centers (e.g., Modell's Sporting Goods, Champs and Hibbett Sporting Goods). These stores typically carry limited quantities of each item in their assortment and generally offer a more limited selection at higher prices than large format stores.

  Specialty Sporting Goods Retailers. Specialty sporting goods retailers include specialty shops, ranging in size from 1,000 to 10,000 square feet, frequently located in malls or strip centers (e.g. Big 5 Sporting Goods, Decathlon, Dunham's Sports, Edwin Watts Golf Shops, Foot Locker, Footstar (which includes Foot Action and Just for Feet), The Athlete's Foot, The Finish Line and West Marine), and also include pro shops that often are single store operations. These stores typically carry a wide assortment of one specific product category, such as athletic shoes or golf or tennis equipment, and generally have higher prices than large format stores.

  Large Format Sporting Goods Retailers. Large format stores, such as the Company's stores, generally range in size from 30,000 to 70,000 square feet, offer a broad selection of brand name sporting goods merchandise and tend to be either anchor stores in strip malls or free-standing locations (e.g., Gart Sports Company (which includes Sportmart and Oshman's Sporting Goods), Academy Sports and Outdoors, Sport Chalet and Dick's Sporting Goods, Galyan's Trading Company, and Bass Pro Shops. In addition, other large format sporting goods retailers compete with certain product categories sold by the Company (e.g., REI in outdoor sporting products).

  Mass Merchandisers. Mass merchandisers are large stores, generally ranging in size from 50,000 to 200,000 square feet, featuring sporting goods as part of their overall assortment, and are located primarily in strip centers or free-standing locations (e.g., Wal-Mart, Target and Kmart). These stores have limited selection and fewer brand names and typically do not offer the customer service offered by sporting goods retailers.

Merchandising

  The Company's merchandising strategy focuses on offering a broader and deeper selection of quality, brand name and private label merchandise than is generally available in traditional sporting goods retailers. The Company's merchandise assortment consists of a wide variety of sporting goods, athletic footwear and apparel and accessories, ranging from value-oriented merchandise to high-end performance products at higher price points, geared to meet the diverse sporting goods needs of customers from the everyday athlete to the sports enthusiast.
The Company's comprehensive merchandise assortment includes over 700 brand names, including Nike, New Balance, Titleist, Taylor Made, Reebok, Wilson, Russell, Diamondback, Salomon and many other leading national brands. The average store offers over 40,000 stock-keeping units ("SKU's"), and new products are continuously introduced under the Company's "Hot-New-Now" program. The Company also tailors merchandise assortment and store space allocation to reflect regional differences in customer preferences and demand. This is accomplished by considering geographical as well as demographic differences by market and involves differentiation in brands, sizes, colors, fabrication and seasonality of the assortment.

  Merchandise consists of two lines: hard lines, which includes equipment for team sports, fitness, outdoor sports, golf, racquet sports, cycling, water sports, marine, snow sports and general merchandise; and soft lines, which consists of athletic and active footwear and apparel. During the past three fiscal years sales by product category as a percentage of sales were approximately as follows: hardlines, 51%, apparel, 22% and footwear, 27%.

  Athletic and Active Apparel: This category consists of both casual and leisure apparel, as well as apparel designed and fabricated for specific sports, in men's, women's and children's assortments. Casual and leisure apparel includes basic and seasonal T-shirts, shorts, sweats and warm-ups. Performance specific apparel includes offerings for sports such as golf, tennis, running, fitness, soccer, baseball, football, hockey and skiing. The apparel category also includes NCAA and professional league licensed apparel.

  Athletic and Active Footwear: The footwear selection includes casual footwear intended for day to day streetwear, as well as athletic shoes for running and walking, tennis, fitness and cross training, basketball and hiking. In addition, the Company carries specialty footwear including a complete line of cleated shoes for baseball, football, soccer and golf. Other important categories within the footwear department are recreational and hockey skates, and socks and accessories.

  Fitness Sports: The fitness category includes complete assortments for aerobic and anaerobic workouts, including treadmills, stationary bicycles and steppers for aerobic and home gyms, weight benches, dumbbells and free weights. In addition, the department carries a selection of yoga products, boxing equipment and accessories, and also features items designed for wellness and relaxation, such as massagers, magna-therapy and nutritional supplements. The cycling department offers all-terrain, touring, 20" BMX and freestyle bicycles, plus a complete range of cycling accessories including gloves, helmets, and water bottles. The Company offers home delivery and assembly of fitness equipment as well as in-store bicycle repairs and assembly.

  Outdoor Sports: A large assortment of merchandise is carried in the stores aimed at outdoor sports enthusiasts. Included are camping equipment, including tents, sleeping bags and cooking appliances; fishing gear, including rods, reels, tackle and accessories; hunting products, including rifles, shotguns, ammunition, hunting apparel, boots and optics, including binoculars and scopes; knives and cutlery; archery equipment and accessories; and marine and water sports equipment, including navigational electronics, diving and snorkeling equipment, water skis, inflatable boats, rafts, kayaks, canoes and accessories.

  Recreational Sports: Team sports merchandise includes a full range of equipment and accessories for such sports as basketball, baseball, soccer, football, hockey and lacrosse. The golf department includes a complete assortment of golf clubs and club sets, bags, balls, teaching aids and accessories. The racquet sports department covers the needs of participants in tennis, racquetball, squash, badminton and platform or paddle ball. The Company offers services such as racquet stringing and trial demo periods.

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

Stores

  The Company operates large format stores located primarily in regional strip or power centers that generally have value-oriented large format retail tenants, with some stores located in malls and stand alone locations. Substantially all stores range in size from 35,000 to 55,000 square feet. In 2001, the Company began to remodel its stores, integrating new store format elements to make shopping as convenient as possible. The new store format features specialty stores within a store, full service footwear, relocation of departments for greater visibility, a brighter color pallet and light level, a lower fixture profile, enhanced signage, and an array of audio visual entertainment. The new format enables the Company to create adjacencies that allow for improved cross-merchandising of related items that ordinarily are associated with specialty shops and pro shops. The Company remodeled 8 stores in 2001 and plans to remodel at least 33 stores in 2002.

  The Company plans to open at least 3 stores in 2002. The Company's focused expansion strategy seeks to open new stores in existing and contiguous multi-store markets where it can achieve significant market penetration and achieve greater economies of scale by leveraging existing management, distribution and advertising expenses while minimizing cannibalization of sales at existing stores. The Company also believes its strategy of focused growth in existing multi-store markets results in greater name recognition and enhanced customer convenience in each market. The Company believes that achieving and maintaining greater market penetration will enable it to compete more effectively and increase profitability and return on capital over the long term. In analyzing markets, the Company evaluates the market's potential in terms of total number of store locations. Sites are selected based on demographics (such as income levels and distribution, age and family size), population, regional access, co-tenancy, available lease or purchase terms, visibility, parking, and distance from competition.

  Further expansion beyond 3 stores in 2002 and in subsequent years will depend on, among other things, general economic and business conditions affecting consumer confidence and spending and, in particular, the level of consumer demand for sporting goods, the availability of adequate capital, desirable locations at acceptable terms, qualified management personnel, the Company's ability to manage the operational aspects of its growth and comparable store performance.

  The Company traditionally has obtained new store locations through long-term operating leases. The cost of opening a new store is estimated to range from approximately $2 million to $2.4 million consisting primarily of the investment in inventory, the cost of furniture, fixtures and equipment and pre-opening expenses, such as the costs associated with training employees, stocking the store and grand opening advertising. The Company currently plans to finance its new stores primarily with operating leases, assuming availability and appropriate terms.

Customer Service and Store Operations

  The Company seeks to distinguish itself from other large format sporting goods retailers, traditional sporting goods retailers and mass merchandisers through a commitment to a world-class sales and service culture. The Company has implemented a number of key service initiatives designed to improve customer service, including: employee training and certification; use of hiring kiosks and screening programs to identify customer centric applicants, development of a bonus plan based on performance and customer satisfaction and the encouragement of customers to "Get Out and Play" which encourages store employees to create a fun, satisfying shopping experience for their customers and promotes corporate community involvement.

  Utilizing benefits from recent information technology investments, the Company has begun to increase the level of precision in developing planograms which allows each store to display merchandise in accordance with centrally developed presentation standards. The layouts for each department are also centrally developed to ensure that each store utilizes display techniques to highlight merchandise and present a consistent and attractive shopping environment.

Other Distribution Channels

  E-Commerce. The Company's retail website, www.thesportsauthority.com, is operated by Global Sports Interactive, Inc. ("GSI"), a wholly owned subsidiary of Global Sports, Inc., pursuant to a License and E-Commerce Agreement entered into in July 2001. Under this Agreement, GSI owns certain content and technology related to the website and will host, maintain, fulfill orders and furnish all other "back-end" operations required to operate the website. GSI receives all revenue generated from the website and pays the Company a royalty for use of certain trademarks, service marks and the domain name, www.thesportsauthority.com, and other property owned by the Company. Royalties paid by GSI are based on sales from the website. Prior to July 2001, the Company was a 19.9% owner of TheSportsAuthority.com, Inc., a joint venture with GSI. The joint venture was terminated and TheSportsAuthority.com, Inc. was dissolved upon execution of the License and E-Commerce Agreement. The website offers an online channel for customers to purchase a wide selection of sporting goods, athletic footwear and apparel, with detailed product information, buying guides and size charts, along with special features such as: item comparison chart, multiple views of an item, "e-mail to a friend" and "Pro Tips." The site also integrates information about the Company, including corporate and investor information, job opportunities, a retail store locator, and promotional and community event listings. The Company is testing "in-store" interactive kiosks in selected stores in an effort to expand its e-commerce business.

  Team and Catalog Sales. In 2001, the Company continued to develop its team sales division and launched The Sports Authority Direct, a retail catalog, in an effort to capture other channels of distribution for its products. The team sales division offers special order team uniforms, footwear and equipment for leagues, recreational organizations and schools through its outside sales force.

Purchasing and Allocation

  The Company maintains a central buying, replenishment and allocation staff. This staff oversees all aspects of merchandise procurement, and manages the merchandise planning systems which allocate fashion and seasonal merchandise and replenish basic merchandise. All product movement is managed by the Company's logistics staff.

  Under the Company's merchandise planning system, the merchandise mix for each store is selected by the central buying staff in consultation with field management. The system allows the Company to manage its sales and inventory levels by store at the class level. The Company uses an automated allocation system to allocate non-basic merchandise to stores based on planned sales and inventory at the SKU level, as well as recent sales trends and inventory position. The Company also utilizes an automated replenishment system for approximately 53% of its active assortment. The replenishment system balances in-stock positions to satisfy customer demand with the costs associated with carrying such inventory.

  The Company currently purchases merchandise from approximately 650 vendors. The Company's largest vendor, Nike, Inc., accounted for approximately 12.5% of total merchandise purchased in 2001. The Company is either the largest or one of the largest customers for many of its vendors, and does not maintain any material long-term or exclusive commitments or arrangements to purchase from any vendor.

  The Company markets lines of imported merchandise under its private brands including "The Sports Authority," "TSA Total Sports America," "TSA Athletic," "Estero," "Parkside," "Northpoint Adventure Gear," "Masse," "ProV2," "Woodbridge" and "Ocean Ridge." The Company also markets the "Head" brand of merchandise under a license agreement. The Company intends to increase the amount of imports under its private brand names in 2002.

Logistics

  During fiscal 2001, approximately 91% of the Company's stores received some of their merchandise from the Company's two distribution centers. Merchandise that is not shipped from the Company's distribution centers is shipped directly to the stores from suppliers. A 300,000 square foot distribution center is located near Atlanta, Georgia and a 100,000 square foot facility is located in Chino, California. The Company's distribution facilities are flow-through facilities that receive and allocate merchandise to the Company's stores. No reserve storage is maintained at these facilities.

  The Company is planning to expand its distribution infrastructure by adding a new distribution center in the Northeast over the next two years to better serve the stores in that area. In conjunction with this expansion, the Company plans to introduce reserve storage capacity in all of its distribution facilities to support in-stock and inventory investment initiatives and other process changes throughout the network.

Information Systems

  The Company operates on information systems that integrate purchasing, receiving, sales and other perpetual inventory data on a daily basis. These systems include the functions of automated replenishment, automated merchandising planning and allocation, electronic data interchange, daily tracking of in-stock levels by item and location and a "data warehouse" which gives buying staff access to sales and inventory information on a class and sub-class level.

  The Company utilizes JDA's Merchandise Management System and is implementing an assortment and space planning system. JDA provides precision tools in the management and tracking of inventory. The assortment and space planning system enables stores with similar characteristics to be grouped together to produce assortments and space plans that match the individual sporting goods markets.

  The Company employs point-of-sale ("POS") terminals in all of its stores, which provide price look-up capabilities and SKU-level sales data, capture customer telephone data and initiate requests for authorization of the different credit, debit and check tenders accepted by the Company. The Company also utilizes IBM AS/400 computers and wireless terminals at store level as in-store processors to record merchandise receipts, produce price tickets, maintain SKU-level perpetual inventories and for general data inquiry. These in-store processors communicate interactively with central AS/400 computers to exchange data created at store level and the Company's corporate offices. These processors are intended to provide local management with the ability to more closely manage inventory productivity and merchandise space planning, as well as reduce the amount of employee time spent on non-selling functions.

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

  The Company also collects basic customer information to develop a proprietary database for its advertising and marketing initiatives. The database includes approximately 8 million customers. In addition, the Company's private label credit card program launched in 1999 currently includes approximately 380,000 customers.

  In 2001, the Company signed an agreement with Upromise, Inc., to become the exclusive sporting goods retailer to participate as a contributor in its Section 529 college savings program. Upromise administers an internet based customer loyalty program that invests in Section 529 college savings programs that provide a way to help families create a college savings. Customers can receive rebates of 2% of purchases by registering their credit cards with Upromise and shopping with those cards at the Company.

Community Involvement

  In 2000, the Company committed $3.3 million to the Boys and Girls Club of America ("BGCA") over a three year period to establish the Fitness Authority, a health and fitness educational program that encourages young people to participate in training, fitness evaluations and fitness events. An estimated 100,000 children participate each year in the Fitness Authority events which include year-round, age-appropriate fitness activities culminating in regional and national competitions. BGCA is a national network of over 2,800 clubs that promote and enhance the development of boys and girls by instilling a sense of competence, usefulness, belonging and influence. The Company intends to extend its support of the Fitness Authority and its relationship with BGCA for an additional year in 2003 at current support levels.

Trademarks and Service Marks

  The Company uses "The Sports Authority" as its trade name and applies to qualify to do business as such in each jurisdiction where it operates stores. The Company's retail identity is comprised of the trade name, as well as three families of trademarks and service marks featuring the words AUTHORITY and PLAY, as well as the names associated with the Company's private label products. Many of these names are registered (or the subject of pending applications) in the U.S. Patent and Trademark Office and other applicable offices around the world. Marks registered in the U.S. in the "AUTHORITY" family include AUTHORITY(R), THE SPORTS AUTHORITY(R), THE SPORTS AUTHORITY & Design(R), THE SKI AUTHORITY(R), GOLF AUTHORITY(R), TENNIS AUTHORITY(R) and TEAM SPORTS AUTHORITY(R), among others. Marks used in the "PLAY" family include GET OUT AND PLAY(SM) and COME IN AND PLAY(SM), among others. Marks used in the Company's private label program include those listed under the caption "Purchasing and Allocation." The Company vigorously protects its trademarks, service marks and trade name from infringement throughout the world by strategic registration and enforcement efforts. Use of these marks is under license from The Sports Authority Michigan, Inc., a wholly-owned subsidiary of the Company.

Employees

  As of February 2, 2002, the Company had a total of approximately 5,500 full-time and approximately 4,500 part-time employees. Of these, approximately 9,200 were employed in the Company's stores and approximately 800 were employed in corporate office positions, regional and district positions, and the Company's distribution facilities. None of the Company's employees is covered by a collective bargaining agreement. The Company believes that its relationships with its employees are good.

Seasonality

  The Company's annual business cycle is seasonal, with higher sales and profits occurring in the second and fourth quarters. In 2001, the Company's sales trended as follows: 24.0% in the first quarter, 26.2% in the second quarter, 21.5% in the third quarter and 28.3% in the fourth quarter.

ITEM 2.  PROPERTIES

  The following table lists the location, by state, of the Company's stores as of February 2, 2002.

                            No. of                              No. of
       State                Stores        State                 Stores
       --------------     ----------      ---------------     ----------
       Alabama                 1          Missouri                 5
       Alaska                  1          Nebraska                 1
       Arizona                 8          Nevada                   2
       Arkansas                1          New Hampshire            2
       California              9          New Jersey              15
       Connecticut             7          New York                13
       Delaware                1          North Carolina           7
       Florida                40          Pennsylvania             6
       Georgia                12          Rhode Island             1
       Hawaii                  3          South Carolina           3

       Illinois               14          Tennessee                4
       Indiana                 1          Texas                    2
       Louisiana               1          Virginia                10
       Massachusetts           5          Washington               3
       Maryland               11          Wisconsin                1
       Maine                   1                              ----------
       Michigan                7          Total U.S. Stores      198
                                                              ----------


  As of February 2, 2002, the Company occupied eight owned stores and 190 stores pursuant to long-term leases. The Company owns 2 additional stores that are closed. Store leases typically provide for an initial 10 to 25 year term with multiple five-year renewal options. As current leases expire, the Company believes that it will generally be able to obtain lease renewals for present store locations, if desired, or obtain leases for equivalent or better locations in the same general area. In most cases, the Company's leases provide for minimum annual rent subject to periodic adjustments, plus other charges, including a proportionate share of taxes, insurance and common area maintenance. Fifty-six of the Company's store leases are guaranteed by Kmart Corporation ("Kmart"). The Company anticipates that Kmart will seek to extinguish its contingent liability under the guarantees in its pending bankruptcy case. Extinguishment of the guarantees is not expected to have a material impact on the Company.

  In October 2001, the Company completed the sale-leaseback of ten store locations pursuant to a sale-leaseback agreement with Realty Income Corporation ("RIC"). The Company will continue to operate the stores under 20-year leases with RIC.

  The Company leases a building at 3383 N. State Road 7, Fort Lauderdale, Florida, containing approximately 106,000 square feet, that houses its corporate offices, with a remaining primary term of approximately 6 years and two 10-year renewal options. The Company leases a distribution facility occupying 300,000 square feet near Atlanta, Georgia pursuant to a lease which expires in April 2003 and contains renewal options for a total of 7 years. The Company also leases a distribution facility occupying 100,000 square feet in Chino, California pursuant to a lease which expires in March 2004.

  During 2001, the Company terminated, assigned, or subleased in whole or in part the leases for 4 of its previously closed store sites, and continues its efforts to dispose of the remaining closed store sites which include five leased and two owned properties.

ITEM 3.  LEGAL PROCEEDINGS

  The Company is one of thirty-three defendants, including firearms manufacturers and retailers, in City of Chicago and County of Cook v. Beretta U.S.A. Corp. et al, Circuit Court of Cook County, Illinois. This suit was served on the Company in November 1998. The complaint was based on legal theories of public nuisance and negligent entrustment of firearms and alleged that the defendant retailers sold firearms in the portion of Cook County outside Chicago that were found illegally in Chicago. The complaint sought damages allocated among the defendants exceeding $358.1 million to compensate the City of Chicago and Cook County for their alleged costs (of which the complaint enumerates a total of $153 million) resulting from the alleged public nuisance. The complaint also sought punitive damages and injunctive relief imposing additional regulations on the methods the defendant retailers use to sell firearms in Cook County. In February 2000, the Court dismissed the complaint's negligent entrustment count. The plaintiffs filed an amended complaint with the Court's permission in March 2000, which contains both the public nuisance and negligent entrustment counts. In September 2000, the Court granted the motions of the defendants to dismiss the amended complaint with prejudice. In October 2000, the plaintiffs appealed to the Appellate Court of Illinois, First Judicial District, which heard oral arguments on the appeal in December 2001. The Company is currently unable to predict the outcome of this case.

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

                                                            High    Low
                                                            -----   ---
     Fiscal 2000
        1st Quarter.................................        $3.63  $1.88
        2nd Quarter.................................         3.06   1.13
        3rd Quarter.................................         2.69   1.38
        4th Quarter.................................         4.26   1.00

     Fiscal 2001
        1st Quarter.................................         3.74   1.50
        2nd Quarter.................................         4.00   2.20
        3rd Quarter.................................         5.70   3.04
        4th Quarter.................................         8.15   4.27

  As of April 1, 2002, the Company had approximately 2,078 shareholders of record.

Dividend Policy

  The Company did not declare any dividends in 2001 or 2002 and intends to retain its earnings to finance future internal investments. Therefore, the Company does not anticipate paying any cash dividends in the foreseeable future. The declaration and payment of dividends, if any, is subject to the discretion of the Board of Directors of the Company and to certain limitations under the General Corporation Law of the State of Delaware. In addition, certain agreements contain restrictions on the Company's ability to pay dividends. The timing, amount and form of dividends, if any, will depend, among other things, on the Company's results of operations, financial condition, cash requirements and other factors deemed relevant by the Board of Directors.

ITEM 6.  SELECTED FINANCIAL DATA

  The information required by this Item 6 is incorporated herein by reference to the information under the caption "Selected Consolidated Financial Data" in the Company's 2001 Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The information required by this Item 7 is incorporated herein by reference to the information under the caption "Management's Discussion and Analysis" in the Company's 2001 Annual Report to Shareholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The information required by this Item 7A is incorporated herein by reference to the information under the caption "Management's Discussion and Analysis" in the Company's 2001 Annual Report to Shareholders.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The information required by this Item is incorporated herein by reference to the information under the captions "Consolidated Statements of Operations," "Consolidated Balance Sheets," "Consolidated Statements of Stockholders' Equity," "Consolidated Statements of Cash Flows" and "Notes to Consolidated Financial Statements" in the Company's 2001 Annual Report to Shareholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The executive officers of the Company, and their business experience during at least the past five years, are as follows:

  Martin E. Hanaka, age 52. Mr. Hanaka was elected as Chairman in November 1999, after having been elected as Chief Executive Officer in September 1998, and having been elected as Vice Chairman in February 1998. From 1994 until October 1997, Mr. Hanaka served as President and Chief Operating Officer and a director of Staples, Inc., an office supply retailer. Mr. Hanaka's extensive retail career has included serving as Executive Vice President of Marketing and as President and Chief Operating Officer of Lechmere, Inc. from 1992 to 1994, and serving in various capacities for 20 years at Sears Roebuck & Co., most recently as Vice President in charge of Sears Brand Central. Mr. Hanaka is also a director of Trans-World Entertainment (movie and video retail chain under several brands) and the Sporting Goods Manufacturers Association, as a National Trustee of the Boys & Girls Clubs of America, and as a member of the Cornell University Entrepreneurship and Personal Enterprise Council and the Cornell University Council.

  Elliott J. Kerbis, age 49. Mr. Kerbis joined the Company in October 2000 as Executive Vice President - Merchandising and Sales Promotion and was promoted to President and Chief Merchandising Officer in January 2002. He previously served as Senior Vice President of Merchandise at Filene's, a department store owned by The May Department Store Company from May 1999 to August 2000, and as Executive Vice President of Merchandise for Hardlines of The Caldor Corporation, a discount retailer, from 1987 to 1999. Prior to joining Caldor Corporation, Mr. Kerbis served in various capacities with R.H. Macy & Co. from 1977 to 1987.

  George R. Mihalko, age 47. Mr. Mihalko joined the Company in September 1999 as Executive Vice President and Chief Financial Officer and was promoted to Vice Chairman and Chief Administrative Officer in January 2002 while retaining his responsibilities as Chief Financial Officer. He previously served as Senior Vice President, Chief Financial Officer and Treasurer of Pamida Holding Corporation, a general merchandise retailer, from 1995 to July 1999, and as Vice President and Treasurer of Pier 1 Imports, a specialty retailer, from 1993 to 1995. Prior to that, Mr. Mihalko held diverse management positions with Burlington Northern, Inc., Porsche Cars North America, Inc. and Firestone Tire & Rubber Company.

  James R. Tener, age 53. Mr. Tener joined the Company in June 1999 as Executive Vice President and Chief Operating Officer. He previously served as Executive Vice President for Store Operations of OfficeMax, Inc., an office supply retailer, from April 1996 to May 1999, as Chief Operating Officer of Busybody Inc., a specialty fitness equipment retailer, from March 1995 to April 1996, and as Senior Vice President for Operations of Pier 1 Imports, Inc., a decorative home furnishings retailer, from 1989 to 1994.

  Arthur Quintana, age 52. Mr. Quintana joined the Company in October 1998 as Senior Vice President, Supply Chain. He previously served as Vice President, Inventory Management and Logistics at Sunglass Hut International, Inc. from July 1997 to October 1998, and prior to that as Vice President of Replenishment at Office Depot, an office supply retailer, from 1990 to 1997.

  There is no family relationship between any of these executive officers or between any such officer and any Director of the Company. The remaining information required by this Item 10 is incorporated herein by reference to the information under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement dated April 26, 2002.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by this Item 11 is incorporated herein by reference to the information under the caption "Executive Compensation" in the Company's Proxy Statement dated April 26, 2002.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this Item 12 is incorporated herein by reference to the information under the caption "Stock Ownership" in the Company's Proxy Statement dated April 26, 2002.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this Item 13 is incorporated herein by reference to the information under the caption "Certain Transactions" in the Company's Proxy Statement dated April 26, 2002.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) The following documents are filed with, and as a part of, this Annual Report on Form 10-K.

  1.  Financial Statements.

      The financial statements incorporated herein by reference to the information under the caption "Report of Independent Certified Public Accountants," "Consolidated Statements of Operations," "Consolidated Balance Sheets," "Consolidated Statements of Stockholders' Equity," "Consolidated Statements of Cash Flows" and "Notes to Consolidated Financial Statements" in the Company's 2001 Annual Report to Shareholders to be furnished to the Securities and Exchange Commission are as follows:

      Report of Independent Certified Public Accountants
      Consolidated Statements of Operations
      Consolidated Balance Sheets
      Consolidated Statements of Stockholders' Equity
      Consolidated Statements of Cash Flows
      Notes to Consolidated Financial Statements

  2.  Financial Statement Schedules.

      The schedules have been omitted because they are not applicable or not required.

  3.  Exhibits.

      The exhibits which are filed with this report or which are incorporated herein by reference are set forth in the Exhibit Index on Page 12.

      (b)  Reports on Form 8-K.

      Report on Form 8-K, dated January 31, 2002, with respect to the Company's announcement of executive promotions.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  THE SPORTS AUTHORITY, INC.

Date: April 12, 2002          By: /s/ Martin E. Hanaka
                                  --------------------------
                                  Martin E. Hanaka,
                                  Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                Signature                                            Title                                   Date
-----------------------------------------     -------------------------------------------------     ---------------------
/s/ Martin E. Hanaka                            Chairman, Chief Executive Officer and Director          April 12, 2002
-----------------------------------------       (Principal Executive Officer)
Martin E. Hanaka

/s/ George R. Mihalko                           Vice Chairman, Chief Administrative Officer             April 12, 2002
-----------------------------------------       and Chief Financial Officer (Principal
George R. Mihalko                               Financial Officer)

/s/ Todd Weyhrich                               Senior Vice President and Controller                    April 12, 2002
-----------------------------------------       (Principal Accounting Officer)
Todd Weyhrich

/s/ A. David Brown                              Director                                                April 12, 2002
-----------------------------------------
A. David Brown

/s/ Mary Elizabeth Burton                       Director                                                April 12, 2002
-----------------------------------------
Mary Elizabeth Burton

/s/ Cynthia R. Cohen                            Director                                                April 12, 2002
-----------------------------------------
Cynthia R. Cohen

/s/ Steve  Dougherty                            Director                                                April 12, 2002
-----------------------------------------
Steve Dougherty

/s/ Julius W. Erving                            Director                                                April 12, 2002
-----------------------------------------
Julius W. Erving

/s/ Carol Farmer                                Director                                                April 12, 2002
-----------------------------------------
Carol Farmer

/s/ Paul E. Fulchino                            Director                                                April 12, 2002
-----------------------------------------
Paul E. Fulchino

/s/ Kevin Mcgovern                              Director                                                April 12, 2002
-----------------------------------------
Kevin McGovern

/s/ Charles H. Moore                            Director                                                April 12, 2002
-----------------------------------------
Charles H. Moore

                                         INDEX TO EXHIBITS
----------------------------------------------------------------------------------------------------
   Exhibit
     No.       Description
----------------------------------------------------------------------------------------------------
     3.1       Restated Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.1 to the Form 10-K for 1994.

     3.2       Certificate of Designation of Series A Junior Participating Preferred Stock of the
               Company, incorporated by reference to Exhibit 3.1 to the Form 10-Q for the third quarter of 1998.

     3.3       Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.2 to the Form 10-Q for the third quarter of 1998.

     4.1       Amended and Restated Rights Agreement dated as of September 11, 2001 between the
               Company and American Stock Transfer and Trust Company, as Rights Agent, incorporated by reference to Exhibit 1 to the Form 8-A/A filed on September 17, 2001.

    10.1       Lease Guaranty, Indemnification and Reimbursement Agreement, dated November 23, 1994, as amended, between the Company and Kmart Corporation, incorporated herein by reference to Exhibit 10.3 to the Form 10-K for 1994.

    10.2       Employee Stock Purchase Plan, as amended, incorporated herein by reference to Exhibit
               B to the Company's Proxy Statement dated May 18, 2001.

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

   10.10       Supplemental 401(k) Savings and Profit Sharing Plan, as amended, incorporated by reference to Exhibit 10.10 to the Form 10-K for 2000.

   10.11       Employment Agreement dated April 30, 2001 between the Company and Martin E. Hanaka, incorporated by reference to Exhibit 10.10 to the Form 10-K for 2000.

   10.12       Amended and Restated Joint Venture Agreement dated as of March 12, 1999 between the
               Company and AEON Co., Ltd. (formerly JUSCO Co., Ltd.), incorporated by reference to
               Exhibit 10.19 to the Form 10-K for 1998.

   10.13       Amended and Restated License Agreement dated as of March 26, 1999 between the Company and Mega Sports Co., Ltd., incorporated by reference to Exhibit 10.20 to the Form 10-
               K for 1998.

   10.14       Amended and Restated Services Agreement dated as of March 26, 1999 between the
               Company and Mega Sports Co., Ltd., incorporated by reference to Exhibit 10.21 to the
               Form 10-K for 1998.

   10.15       Guaranty dated as of March 12, 1999 from AEON Co., Ltd. (formerly JUSCO Co., Ltd.) to the Company, incorporated by reference to Exhibit 10.22 to the Form 10-K for 1998.

   10.16       Agreement dated as of March 12, 1999 between the Company and AEON Co., Ltd. (formerly
               JUSCO Co., Ltd.), incorporated by reference to Exhibit 10.23 to the Form 10-K for
               1998.

   10.17       Agreement for Purchase and Sale and Leaseback dated May 14, 1999, between the Company and SPI Holdings, LLC, incorporated by reference to Exhibit 10.2 to the Form 10-Q for the second quarter of 1999.

   10.18       Letter Agreement, dated June 14, 1999, between the Company and SPI Holdings, LLC, including form of Lease Agreement attached thereto, incorporated by reference to
               Exhibit 10.3 to the Form 10-Q for the second quarter of 1999.

   10.19       Second Amendment to Agreement for Purchase and Sale and Leaseback dated as of July
               29, 1999, incorporated by reference to Exhibit 10.4 to the Form 10-Q for the second quarter of 1999.

   10.20       Third Amendment to Agreement for Purchase and Sale and Leaseback dated as of August
               31, 1999, incorporated by reference to Exhibit 10.5 to the Form 10-Q for the second quarter of 1999.

   10.21       Amended and Restated Loan and Security Agreement dated as of August 3, 2000 between
               Fleet Retail Finance Inc., as Agent for the Lenders referenced therein, and the
               Company and its wholly-owned United States subsidiaries, incorporated by reference to
               Exhibit 10.1 to the Form 10-Q for the second quarter of 2000.

   10.22       First Amendment to Amended and Restated Loan and Security Agreement, dated as of June
               8, 2001, between Fleet Retail Finance, Inc., as Agent for the Lenders referenced therein, and the Company and its wholly-owned United States subsidiaries, incorporated by reference to Exhibit 10.1 to the Form 10-Q for the first quarter of
               2001.

   10.23       License and E-Commerce Agreement dated as of July 6, 2001 between the Company and
               Global Sports Interactive, Inc., incorporated by reference to Exhibit 10.1 to the
               Form 10-Q/A for the second quarter of 2001 dated April 10, 2002.

   10.24       Purchase Agreement dated as of October 15, 2001 between the Company and Realty Income
               Corporation, incorporated by reference to Exhibit 10.1 to the Form 10-Q for the third quarter of 2001.

   10.25       Form of Severance Agreement between the Company and each of James R. Tener (dated as of August 28, 2001), George R. Mihalko (dated as of September 18, 2001) and Elliott
               J. Kerbis (dated as of January 31, 2002), incorporated by reference to Exhibit 10.2 to the Form 10-Q for the third quarter of 2001.

   10.26       Severance Agreement dated as of August 28, 2001 between the Company and Arthur
               Quintana, incorporated by reference to Exhibit 10.3 to the Form 10-Q for the third quarter of 2001.

    13.1*      All information incorporated by reference in Items 6, 7, 7A and 8 of this Annual Report on Form 10-K from the Annual Report to Shareholders for the fiscal year ended February 2, 2002.

    21.1*      Subsidiaries of the Company.

    23.1*      Consent of Ernst & Young LLP.

_________
*  Filed as part of this Annual Report on Form 10-K.