Form 10-Q
period 2002-05-04
SPORTS AUTHORITY INC /DE/
filed 2002-06-18
CIK 929470

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-
ACT OF 1934

For the quarterly period ended May 4, 2002
                               -----------

                                      OR

_ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ____________________

Commission File No. 1-13426
                    -------

                          THE SPORTS AUTHORITY, INC.
                          --------------------------
            (Exact name of registrant as specified in its charter)


                Delaware                                  36-3511120
----------------------------------------          --------------------------
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                    Identification No.)

3383 N. State Road 7, Ft. Lauderdale, Florida               33319
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

                 Yes      X                 No
                     -------------

Number of shares of Common Stock outstanding at June 11, 2002:  32,793,933
                                                                ----------

                          THE SPORTS AUTHORITY, INC.

                              INDEX TO FORM 10-Q

                                                                             Page Number
                                                                             -----------
Part I. FINANCIAL INFORMATION

       Item 1.  Financial Statements

                Consolidated Statements of Operations                              3

                Consolidated Balance Sheets                                        4

                Consolidated Statements of Cash Flows                              5

                Notes to Consolidated Financial Statements                         6

       Item 2.  Management's Discussion and Analysis of Financial                  9
                Condition and Results of Operations

       Item 3.  Quantitative and Qualitative Disclosures about Market Risk        13

Part II. OTHER INFORMATION

       Item 4.  Submission of Matters to a Vote of Security Holders               14

       Item 6.  Exhibits and Reports on Form 8-K                                  14


SIGNATURES                                                                        15

INDEX TO EXHIBITS                                                                 16

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                          THE SPORTS AUTHORITY, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                                                                        (Unaudited)
                                                                                              ---------------------------------
                                                                                                  May 4,             May 5,
                                                                                                   2002               2001
                                                                                              -------------     ---------------
Sales                                                                                         $   353,478       $   339,371
License fee income                                                                                  1,004               716
                                                                                              -----------       -----------
                                                                                                  354,482           340,087
                                                                                              -----------       -----------
Cost of merchandise sold, including
    buying and occupancy costs                                                                    258,663           251,256
Selling, general and administrative expenses                                                       92,355            89,148
Pre-opening expense                                                                                   525                 -
                                                                                              -----------       -----------
                                                                                                  351,543           340,404
                                                                                              -----------       -----------

Corporate restructuring                                                                                 -               800
                                                                                              -----------       -----------

    Operating income (loss)                                                                         2,939            (1,117)

Interest, net                                                                                      (1,235)           (4,930)
                                                                                              ------------      -----------

Income (loss) before extraordinary gain and cumulative effect of
    change in accounting principle                                                                  1,704            (6,047)
Extraordinary gain                                                                                      -               221
Cumulative effect of change in accounting principle                                                     -              (503)
                                                                                              -----------       -----------
    Net income (loss)                                                                         $     1,704       $    (6,329)
                                                                                              ===========       ===========

Basic and diluted earnings (loss) per common share:
    Income (loss) before extraordinary gain and cumulative effect of
       change in accounting principle                                                         $      0.05       $     (0.18)
    Extraordinary gain                                                                                  -              0.01
    Cumulative effect of change in accounting principle                                                 -             (0.02)
                                                                                              -----------       -----------
    Net income (loss)                                                                         $      0.05       $     (0.19)
                                                                                              ===========       ===========

Basic weighted average common shares outstanding                                                   32,702            32,547
                                                                                              ===========       ===========

Diluted weighted average common shares outstanding                                                 34,138            32,547
                                                                                              ===========       ===========


         See accompanying Notes to Consolidated Financial Statements.

                          THE SPORTS AUTHORITY, INC.
                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                                                               (Unaudited)
                                                                                                  May 4,          February 2,
                                                                                                   2002              2002
                                                                                              -------------     --------------
Assets
Current assets:
    Cash and cash equivalents                                                                 $     9,472       $     8,028
    Merchandise inventories                                                                       389,369           358,119
    Receivables and other current assets                                                           39,389            45,522
                                                                                              -----------       -----------
       Total current assets                                                                       438,230           411,669

Net property and equipment                                                                        147,435           150,451
Other assets and deferred charges                                                                  38,619            39,037
                                                                                              -----------       -----------

       Total Assets                                                                           $   624,284       $   601,157
                                                                                              ===========       ===========

Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable - trade                                                                  $   139,393       $   105,906
    Accrued payroll and other liabilities                                                          99,146           100,686
    Current debt                                                                                      827               999
    Taxes other than income taxes                                                                  12,629            10,372
    Income taxes                                                                                    4,302             4,968
                                                                                              -----------       -----------
       Total current liabilities                                                                  256,297           222,931

Long-term debt                                                                                    167,381           179,333
Other long-term liabilities                                                                        43,194            43,770
                                                                                              -----------       -----------
    Total liabilities                                                                             466,872           446,034

Stockholders' equity:
    Common stock, $.01 par value, 100,000 shares
       authorized, 32,779 and 32,707 shares issued, respectively                                      328               327
    Additional paid-in-capital                                                                    253,588           253,044
    Deferred compensation                                                                            (330)             (395)
    Accumulated deficit                                                                           (95,629)          (97,333)
    Treasury stock, 59 and 56 shares at cost, respectively                                           (545)             (520)
                                                                                              -----------       -----------
       Total stockholders' equity                                                                 157,412           155,123
                                                                                              -----------       -----------

       Total Liabilities and Stockholders' Equity                                             $   624,284       $   601,157
                                                                                              ===========       ===========

         See accompanying Notes to Consolidated Financial Statements.

                          THE SPORTS AUTHORITY, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                                                        (Unaudited)
                                                                                              --------------------------------
                                                                                                 May 4,            May 5,
                                                                                                  2002              2001
                                                                                              -------------     --------------
Cash Provided by (Used for):

Operations
    Net income (loss)                                                                         $     1,704       $    (6,329)
    Adjustment to reconcile net income (loss) to operating cash flows:
       Depreciation and amortization                                                                9,918            10,618
       Extraordinary gain                                                                               -              (221)
       Cumulative effect of change in accounting principle                                              -               503
       Corporate restructuring                                                                          -               800
       Change in other assets and deferred charges                                                    108              (865)
       Change in other long-term liabilities                                                         (577)           (2,896)
    Cash provided by (used for) current assets and liabilities:
       Change in receivables and other current assets                                               4,136             1,035
       Change in inventories                                                                      (31,250)           18,413
       Change in accounts payable - trade                                                          33,493             8,416
       Change in accrued payroll and other liabilities                                             (1,539)          (16,550)
       Other - net                                                                                  1,591             1,694
                                                                                              -----------       -----------

       Net cash provided by operations                                                             17,584            14,618
                                                                                              -----------       -----------

Investing
    Capital expenditures                                                                           (6,427)           (2,542)
    Proceeds from sale of securities                                                                1,997                 -
                                                                                              -----------       -----------

       Net cash used for investing activities                                                      (4,430)           (2,542)
                                                                                              -----------       -----------

Financing
    Borrowings under revolving credit facility, net                                               (11,878)           (6,841)
    Purchase of convertible notes                                                                       -            (4,431)
    Proceeds from sale of stock and treasury stock                                                    515                83
    Debt issuance costs                                                                              (100)                -
    Payment of capital lease obligations                                                             (247)             (264)
                                                                                              -----------       -----------

       Net cash used for financing activities                                                     (11,710)          (11,453)
                                                                                              -----------       -----------

Net increase in cash and cash equivalents                                                           1,444               623
    Cash and cash equivalents at beginning of year                                                  8,028             7,535
                                                                                              -----------       -----------

Cash and cash equivalents at end of period                                                    $     9,472       $     8,158
                                                                                              ===========       ===========

         See accompanying Notes to Consolidated Financial Statements.

                          THE SPORTS AUTHORITY, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note 1:  Basis of Presentation

     The unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 2002. The unaudited financial statements include all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

     Certain amounts in the prior year's financial statements have been reclassified to conform to the current year's presentation.

Note 2:  Restructuring Reserves

Store Exit Costs:

     In the fourth quarter of 2001, the Company recorded store exit costs of $5.6 million related to the adjustment of reserves for previously closed stores. The charge resulted from: (i) revised estimates of the time to market remaining idle properties and anticipated sublease rates, (ii) payment of lease termination fees for two previously closed store sites which exceeded the recorded obligations for these stores, partially offset by (iii) a reversal of reserves for one store which the Company reopened subsequent to May 4, 2002. The Company regularly evaluates the adequacy of its store exit reserves based on recent broker analyses, general economic conditions, current trends in the real estate market, and historical experience with respect to marketing its closed store sites.

     The Company recorded store exit costs of $2.8 million, $8.9 million and $39.4 million in 2000, 1999 and 1998, respectively. The 2000 charge related principally to a $4.0 million adjustment of reserves for previously closed stores based on changes in the estimated time and rate to sublease or assign certain locations. The charge was partially offset by a net $1.2 million gain on the lease termination of one store approved for closure in 2000 pursuant to a favorable lease buy-out agreement. This store closed in the fourth quarter of 2000.

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

     To date, the Company has assigned or terminated its lease obligations at 13 stores, and entered into long-term subleases at three others. The Company is actively marketing its remaining closed store sites, which include five leased and two owned properties.

                          THE SPORTS AUTHORITY, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Following is a summary of activity in the store exit reserves for the 13 weeks ended May 4, 2002.

                                       Lease and
                                        Related
(in thousands)                        Obligations       Other        Total
                                     -----------------------------------------

Balance at February 2, 2002          $    12,922    $      480     $   13,402

Payments                                  (1,608)          (68)        (1,676)

Sublease income                              488            14            502
                                     -----------    ----------     ----------

Balance at May 4, 2002               $    11,802    $      426     $   12,228
                                     ===========    ==========     ==========

Note 3:  Earnings Per Share

    The Company calculates earnings per share in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share" ("EPS"), which requires a dual presentation of basic and diluted EPS. A reconciliation of the basic and diluted EPS computations is illustrated below. The calculation of diluted EPS for the quarter ended May 5, 2001 excludes the antidilutive effect of stock options outstanding due to a loss before extraordinary gain and cumulative effect of a change in accounting principle for the period.

                                                                                  13 Weeks Ended
                                                                        ---------------------------------
(in thousands, except per share data)                                       May 4,             May 5,
                                                                             2002               2001
                                                                        ---------------     -------------
Basic EPS Computation

Income (loss) before extraordinary gain and
   cumulative effect of change in accounting principle                  $        1,704      $      (6,047)
                                                                        --------------      -------------

Weighted average common shares                                                  32,702             32,547
                                                                        --------------      -------------

Basic earnings (loss) before extraordinary gain and
   cumulative effect of change in accounting principle
   per common share                                                     $          .05      $        (.18)
                                                                        ==============      =============

Diluted EPS Computation

Income (loss) before extraordinary gain and
   cumulative effect of change in accounting principle                  $        1,704      $      (6,047)
                                                                        --------------      -------------

Weighted average common shares                                                  32,702             32,547
Effect of stock options                                                          1,436                  -
                                                                        --------------      -------------
    Total shares                                                                34,138             32,547
                                                                        --------------      -------------

Diluted earnings (loss) before extraordinary gain and
   cumulative effect of change in accounting principle
   per common share                                                     $          .05      $        (.18)
                                                                        ==============      =============

                          THE SPORTS AUTHORITY, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 4: Comprehensive Income

     Comprehensive income represents the change in equity arising from non-owner sources, including net income (loss) and other comprehensive income items such as foreign currency translation adjustments, gains and losses on available for sale securities, and minimum pension liability adjustments. In the first quarter of 2002 and 2001, the Company had no other comprehensive income items.

Note 5: Income Taxes

     No tax provision was recorded in the first quarter of 2002 since the Company expects that it will have a nominal effective tax rate in 2002 due to the availability of federal and state net operating loss carryforwards, as well as the reversal of other tax deductible temporary differences. In 1999, the Company recorded a valuation allowance on 100% of its net deferred tax assets based on a presumption that such tax assets would not be realized due to recurring losses experienced at that time. As of February 2, 2002, the remaining valuation allowance was $49.6 million, which will be reduced as the deferred tax assets are realized or when the Company has generated sufficient income to overcome the presumption that such assets will not be realized.

Note 6: Impact of Adoption of New Accounting Pronouncements

     In the first quarter of 2002, the Company adopted FASB Statement No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets, " which supersedes SFAS 121. SFAS 144 retains many of the provisions of SFAS 121 with respect to assets held for use, but significantly changes the criteria for classifying assets as held for sale. Additionally, SFAS 144 expands the scope of discontinued operations to include more disposal transactions. The adoption of the statement did not affect the Company's financial position or results of operations as of May 4, 2002 or for the first quarter then ended.

Item 2.

                          THE SPORTS AUTHORITY, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


Results of Operations

The following table sets forth the Company's statement of operations data as a percent of sales for the periods indicated.

                                                                         13 Weeks Ended
                                                                ------------------------------
                                                                     May 4,          May 5,
                                                                      2002            2001
                                                                --------------    ------------
Sales                                                                100.0%            100.0%
Cost of merchandise sold, including
  buying and occupancy costs                                          73.2              74.0
                                                                ----------        ----------
Gross margin                                                          26.8              26.0
License fee income                                                     0.3               0.2
Selling, general and administrative expenses                          26.1              26.3
Pre-opening expense                                                    0.2                 -
Corporate restructuring                                                  -                .2
                                                                ----------        ----------
  Operating income (loss)                                              0.8              (0.3)
Interest, net                                                         (0.3)             (1.5)
                                                                ----------        ----------
Income (loss) before extraordinary gain and cumulative effect
  of change in accounting principle                                    0.5              (1.8)
Extraordinary gain                                                       -               0.1
Cumulative effect of change in accounting principle                      -              (0.2)
                                                                ----------        ----------
  Net income (loss)                                                    0.5%             (1.9)%
                                                                ==========        ==========

The following table sets forth the Company's store openings and closings for the periods indicated.


                                                                     13 Weeks Ended
                                                                ----------------------------
                                                                  May 4,            May 5,
                                                                   2002              2001
                                                                ----------        ----------
Beginning number of stores                                             198               198
Openings                                                                 1                 -
                                                                ----------        ----------
Ending number of stores                                                199               198
                                                                ==========        ==========

                          THE SPORTS AUTHORITY, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS - continued


13 Weeks Ended May 4, 2002 and May 5, 2001

    Sales for the 13 weeks ended May 4, 2002 were $353.5 million, a $14.1 million, or 4.2%, increase from sales of $339.4 million for the same period in the prior year. The growth in sales was due primarily to an increase in comparable store sales of $13.1 million, or 3.9%. Non-comparable sales from one new store and the recently launched catalog and team sales divisions accounted for the remaining sales increase. The increase in comparable store sales reflected the impact of ongoing management initiatives such as improved inventory in-stock positions and expansion of merchandise assortments across brands and price points, combined with unseasonably warm weather in the first half of the quarter which favorably impacted sales in key categories such as footwear and apparel.

    License fee income was $1.0 million, or 0.3% of sales, for the 13 weeks ended May 4, 2002, compared to $0.7 million, or 0.2% of sales, for the same period in the prior year. License fee income consists principally of royalties earned under a license agreement between the Company and Mega Sports Co., Ltd. ("Mega Sports"), the Company's Japanese joint venture. Royalties earned under this agreement totaled $0.8 million and $0.6 million for the 13 weeks ended May 4, 2002 and May 5, 2001, respectively. The Company also has a license agreement with GSI Commerce Solutions, Inc. (formerly Global Sports Interactive, Inc.), a subsidiary of GSI Commerce, Inc. ("GSI Commerce") (formerly Global Sports, Inc.), which operates the e-commerce business of the Company. Royalties under the e-commerce agreement were $0.2 million and $0.1 million, for the 13 weeks ended May 4, 2002 and May 5, 2001, respectively.

    Cost of merchandise sold, which includes certain buying and occupancy costs, was $258.7 million, or 73.2% of sales, for the 13 weeks ended May 4, 2002, as compared to $251.3 million, or 74.0% of sales, for the same period in the prior year. The 80 basis point improvement reflected the positive impact of vendor bidding programs and increasing margin contribution from private label merchandise, offset in part by an increase in the Company's inventory shrink rate. Additionally, in the first quarter of 2001, the Company converted from the retail inventory method of accounting for inventories to the lower of weighted average cost or market method. This change has enhanced the precision, including accuracy and timeliness, of inventory and margin information, enabling improvements in buying, pricing and markdown decisions.

    Selling, general and administrative ("SG&A") expenses for the 13 weeks ended May 4, 2002 were $92.4 million, or 26.1% of sales, as compared to $89.1 million, or 26.3% of sales, for the same period in the prior year. The $3.3 increase in SG&A expenses was due to an increase in bonus expense of $4.5 million, reflecting the improved financial performance in the first quarter of 2002 compared to the same period of the prior year. This increase was partially offset by a $1.0 million decline in store payroll and benefits as the Company continued to focus on payroll management to improve payroll productivity.

    Pre-opening expense for the 13 weeks ended May 4, 2002 was $0.5 million and included expenses for one store opened during the first quarter and, to a lesser extent, two stores opened early in the second quarter. The Company opened no new stores during the 13 weeks ended May 5, 2001. Pre-opening expense consists principally of store payroll expense for store preparation and associate training, occupancy costs, and grand-opening advertising expenditures.

    During the first quarter of 2001, the Company approved a corporate restructuring plan to consolidate certain departmental functions. In conjunction with this plan, the Company eliminated 44 positions and recorded a charge of $0.8 million for employment termination benefits. The Company has satisfied most of its obligations under this restructuring plan.

    Interest, net for the 13 weeks ended May 4, 2002 was $1.2 million, or 0.3% of sales, compared to $4.9 million, or 1.5% of sales, for the same period in the prior year. The decrease in interest expense reflects (i) a decline in interest rates under the Company's committed revolving credit facility ("Credit Facility") and (ii) a reduction in total debt, with borrowings at May 4, 2002 down $70.9 million from the same quarter of the prior year.

                          THE SPORTS AUTHORITY, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS - continued

     No tax provision or benefit was recorded for the 13 weeks ended May 4, 2002 and May 5, 2001. Exclusive of the anticipated one-time benefit described below, the Company expects its effective tax rate to be nominal in 2002 due to the availability of federal and state net operating loss carryforwards and the reversal of other tax deductible temporary differences. In 1999, the Company recorded a valuation allowance on 100% of its net deferred tax assets based on a presumption that such tax assets would not be realized due to recurring losses experienced at that time. As of February 2, 2002, the remaining valuation allowance was $49.6 million, which will be reduced as the deferred tax assets are realized or when the Company has generated sufficient income to overcome the presumption that such assets will not be realized. Based on its current earnings projections, the Company expects to overcome this presumption in the fourth quarter of 2002. As a result, it expects to reverse substantially all of the valuation allowance on its deferred tax assets (other than the portion related to certain state net operating loss carryforwards), resulting in a one-time, non-cash tax benefit in the range of $35 - $40 million.

    During the 13 weeks ended May 5, 2001, the Company purchased $4.6 million of its 5.25% Convertible Subordinated Notes (the "Notes") for $4.4 million, and recorded an extraordinary gain of $0.2 million. The remaining Notes balance was paid on the September 17, 2001 maturity date.

    In the first quarter of 2001, the Company changed its method of accounting for inventories from the retail inventory method to the lower of weighted average cost or market method. The Company believes the cost method is preferable because it results in greater precision in the costing of sales and inventories and a better matching of revenues and cost of goods sold. The effect of the change as of the beginning of 2001 was a charge of $0.5 million, or $0.02 per share, which has been reflected as a cumulative effect of a change in accounting principle in the first quarter of 2001.

    Net income for the 13 weeks ended May 4, 2002 was $1.7 million, or 0.5% of sales, compared to a net loss of $6.3 million, or 1.9% of sales, for the same period in the prior year.

Liquidity and Capital Resources

     The Company's principal capital requirements are to fund working capital needs and capital expenditures. For the 13 weeks ended May 4, 2002, these capital requirements were generally funded by cash flows from operations and by borrowings under the Credit Facility, which fluctuate seasonally in amount. Cash flows from operating, investing and financing activities for the 13 weeks ended May 4, 2002 and May 5, 2001 are summarized below.

     Net cash provided by operations was $17.6 million for the 13 weeks ended May 4, 2002, as compared to $14.6 million for the same period in the prior year. The increase in operating cash flows reflected an increase in income before depreciation, amortization and non-cash gains and losses, from $5.6 million in the first quarter of 2001 to $11.6 million in the same period of the current year.

     Net cash used for investing activities was $4.4 million for the 13 weeks ended May 4, 2002, as compared to $2.5 million for the same period in the prior year. Capital expenditures were $6.4 million and included $4.1 million for refurbishment of existing stores, $1.1 million for upgrades to information systems, and $1.0 million for new store construction. During the fourth quarter of 2001, the Company exercised options to acquire shares of GSI Commerce common stock, which it had received as a result of its e-commerce relationship with that company, and sold the acquired shares for net proceeds of $2.5 million. The Company received $0.5 million of the proceeds in cash in 2001, and the remaining $2.0 million in the first quarter of 2002. As a result of these transactions, the Company has no further stock or warrant interest in GSI Commerce.

     Net cash used for financing activities was $11.7 million for the 13 weeks ended May 4, 2002, as compared to $11.5 million for the same period in the prior year. Reductions in debt were funded, in both periods, by operating cash flows. At May 4, 2002, borrowings under the Credit Facility were $167.2 million, and unused availability was $101.5 million.

                          THE SPORTS AUTHORITY, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS - continued


     The Company's working capital at May 4, 2002 was $181.9 million, compared to $151.5 million at May 5, 2001. At May 5, 2001, working capital was reduced by the outstanding Notes obligation of $40.1 million. The increase in working capital was primarily due to the retirement of the remaining Notes obligation on the September 17, 2001 maturity date.

     After a period of curtailed new store growth, the Company plans to open five new stores in 2002, all under long-term leases. Total capital expenditures in 2002 are estimated at $35 - $40 million, primarily for remodels at 33 existing stores and commencement of a major supply-chain redesign. Under this initiative, which is expected to take up to two years to complete, the Company plans to open a third distribution center in the northeastern United States and to add reserve storage capacity at its existing distribution centers.

     The Company believes that anticipated cash flows from operations, combined with borrowings under the Credit Facility, will be sufficient to fund working capital and finance capital expenditures during the next 12 months.

New Accounting Pronouncement

    In July 2001, the Financial Accounting Standards Board issued Statement No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations," which requires capitalization of any retirement costs as part of the total cost of the related long-lived asset. Adoption of SFAS 143 is required for years beginning after June 15, 2002. The Company has not yet completed an evaluation of the impact of adopting this Statement.

Seasonality and Inflation

     The Company's annual business is seasonal, with higher sales and correlated profits occurring in the second and fourth quarters. In fiscal 2001, the Company's sales trended as follows: 24.0% in the first quarter, 26.2% in the second quarter, 21.5% in the third quarter and 28.3% in the fourth quarter.

     Management does not believe inflation had a material effect on the financial statements for the periods presented.

Critical Accounting Policies

     The Company's financial statements are based on the application of critical accounting policies which may require the use of significant estimates and judgments. A more comprehensive discussion of critical policies requiring the use of significant estimates or judgments is included in the Company's Annual Report on Form 10-K for the year ended February 2, 2002.

Forward Looking Statements

     Certain statements under the heading "Management's Discussion and Analysis" and elsewhere in this Quarterly Report constitute "forward looking statements" made in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. As such, they involve risks and uncertainties that could cause actual results to differ materially from those set forth in such forward looking statements. The Company's forward looking statements are based on assumptions about, or include statements concerning, many important factors, including without limitation, consumer confidence, changes in discretionary consumer spending and consumer preferences, particularly as they relate to sporting goods and the Company's particular merchandise mix and retail locations; the Company's ability to effectively implement its merchandising, inventory control, marketing, store remodeling and growth, electronic commerce, supply chain, logistics and other strategies; increasing competition from other retailers; unseasonable weather; fluctuating sales margins; product availability; capital spending levels; and the effects of possible terrorist attacks. The Company undertakes no obligation to release publicly the results of any revisions to these forward looking statements to reflect events or circumstances after the date such statements were made.

Item 3.

                          The Sports Authority, Inc.

          Quantitative and Qualitative Disclosures About Market Risk

     At May 4, 2002, there had not been a material change in the market risk information disclosed in the Company's Annual Report on Form 10-K for the year ended February 2, 2002 under the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                          THE SPORTS AUTHORITY, INC.


Part II.  OTHER INFORMATION

   Item 4.  Submission of Matters to a Vote of Security Holders

        At the Annual Meeting of Stockholders held on May 30, 2002, the stockholders of the Company: (i) elected four Class II Directors, (ii) approved the 2000 Stock Option and Stock Award Plan, as amended, (iii) approved the Annual Incentive Bonus Plan, as amended and, (iv) ratified the appointment of Ernst & Young LLP as independent accountants for the Company for the fiscal year ending February 1, 2003. The results of these votes were as follows:

         (i)      Director Nominees - Class II              For           Withheld       Non-Votes
                  ----------------------------              ---           --------       ---------
                   Cynthia R. Cohen                      25,655,699       2,927,934            -
                   Steve Dougherty                       25,655,699       2,927,934            -
                   Paul E. Fulchino                      25,655,699       2,927,934            -
                   Kevin M. McGovern                     25,655,699       2,927,934            -

          Other Directors whose term of office continued after the meeting are as follows:

                   Class 1   Julius W. Erving
                             Martin E. Hanaka
                             Charles H. Moore

                  Class III  A. David Brown
                             Mary Elizabeth Burton
                             Carol Farmer

                                                                                                       Broker
                                                        For           Against        Abstain          Non-Votes
                                                        ---           -------        -------          ---------
     (ii)       2000 Stock Option and
                  Stock Award Plan, as amended         24,985,627      3,471,346       126,660               -

                                                                                                       Broker
                                                        For           Against        Abstain          Non-Votes
                                                        ---           -------        -------          ---------
     (iii)      Annual Incentive
                    Bonus Plan, as amended             27,340,544      1,114,807       128,282               -

                                                                                                       Broker
                                                        For           Against        Abstain          Non-Votes
                                                        ---           -------        -------          ---------
     (iii)      Ratification of Independent
                    Public Accountants                 28,275,820        296,472        11,341               -

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

                                  THE SPORTS AUTHORITY, INC.



Date:  June 18, 2002              By: /s/ GEORGE R. MIHALKO
                                      ---------------------------------------
                                          George R. Mihalko
                                          Executive Vice President and
                                          Chief Financial Officer
                                          (Principal Financial Officer)



                                  By: /s/ TODD WEYHRICH
                                      ---------------------------------------
                                          Todd Weyhrich
                                          Senior Vice President and Controller
                                          (Principal Accounting Officer)

                               INDEX TO EXHIBITS

                                                               Sequential
Exhibits                                                       Page Number
--------                                                       -----------


10.1 Employment Agreement dated June 13, 2002 between the Company and Martin E. Hanaka.