Form 10-Q
period 2002-08-03
SPORTS AUTHORITY INC /DE/
filed 2002-09-17
CIK 929470

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-
ACT OF 1934

For the quarterly period ended August 3, 2002
                               --------------

                                       OR

_ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
  ACT OF 1934

For the transition period from ___________________ to ____________________

Commission File No. 1-13426
                    -------

                           THE SPORTS AUTHORITY, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)


                Delaware                                    36-3511120
----------------------------------------          ------------------------------
    (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                     Identification No.)

3383 N. State Road 7, Ft. Lauderdale, Florida                33319
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

           Yes   X           No _____
               ------

Number of shares of Common Stock outstanding at September 13, 2002: 32,823,507
                                                                    ----------

                           THE SPORTS AUTHORITY, INC.

                               INDEX TO FORM 10-Q

                                                                                    Page Number
                                                                                    -----------
Part I.   FINANCIAL INFORMATION
          Item 1.  Financial Statements

                   Consolidated Statements of Income                                      3

                   Consolidated Balance Sheets                                            4

                   Consolidated Statements of Cash Flows                                  5

                   Notes to Consolidated Financial Statements                             6

          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                                    9

          Item 3.  Quantitative and Qualitative Disclosures About Market Risk            15

          Item 4:  Controls and Procedures                                               15

Part II.  OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K                                      15


SIGNATURES                                                                               16

CERTIFICATIONS                                                                           17

INDEX TO EXHIBITS                                                                        18

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

                           THE SPORTS AUTHORITY, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)

                                                                     13 Weeks Ended                   26 Weeks Ended
                                                              ---------------------------     ----------------------------
                                                                August 3,       August 4,       August 3,      August 4,
                                                                  2002            2001            2002           2001
                                                              ----------     ------------     ------------    ------------
                                                                     (Unaudited)                        (Unaudited)
Sales                                                         $  375,781     $   370,780      $   729,259     $   710,151
License fee income                                                 1,086             854            2,090           1,570
                                                              -----------    ------------     ------------    ------------
                                                                 376,867         371,634          731,349         711,721
                                                              -----------     -----------     ------------    ------------
Cost of merchandise sold, including
      buying and occupancy costs                                 269,466         266,556          528,129         517,811
Selling, general and administrative expenses                      96,380          92,656          188,736         181,803
Pre-opening expense                                                  463               -              987               -
                                                              -----------    ------------     ------------    ------------
                                                                 366,309         359,212          717,852         699,614
                                                              -----------    ------------     ------------    ------------

Store exit costs                                                       -           1,583                -           1,583
Corporate restructuring                                                -               -                -             800
                                                              -----------    ------------     ------------    ------------

   Operating income                                               10,558          10,839           13,497           9,724

Interest expense, net                                             (1,271)         (3,585)          (2,506)         (8,514)
                                                              -----------    ------------     ------------    ------------

Income before extraordinary gain and cumulative effect
   of change in accounting principle                               9,287           7,254           10,991           1,210
Extraordinary gain, net of tax                                         -             327                -             548
Cumulative effect of change in accounting principle                    -               -                -            (503)
                                                              -----------    ------------     ------------    ------------
     Net income                                               $    9,287     $     7,581      $    10,991     $     1,255
                                                              ===========    ============     ============    ============

Earnings per common share-basic
   Income before extraordinary gain and cumulative
     effect of change in accounting principle                 $     0.28     $      0.22      $      0.34     $      0.04
   Extraordinary gain                                                  -            0.01                -            0.02
   Cumulative effect of change in accounting principle                 -               -                -           (0.02)
                                                              -----------    ------------     ------------    ------------
   Net income                                                 $     0.28     $      0.23      $      0.34     $      0.04
                                                              ===========    ============     ============    ============

Earnings per common share-diluted
   Income before extraordinary gain and cumulative
     effect of change in accounting principle                 $     0.27     $      0.22      $      0.32     $      0.04
   Extraordinary gain                                                  -            0.01                -            0.02
   Cumulative effect of change in accounting principle                 -               -                -           (0.02)
                                                              -----------    ------------     ------------    ------------
   Net income                                                 $     0.27     $      0.23      $      0.32     $      0.04
                                                              ===========    ============     ============    ============

Weighted average common shares outstanding:
   Basic                                                          32,797          32,614           32,749          32,581
                                                              ===========    ============     ============    ============
   Diluted                                                        34,205          32,839           34,169          32,750
                                                              ===========    ============     ============    ============

          See accompanying Notes to Consolidated Financial Statements.

                           THE SPORTS AUTHORITY, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                           August 3,     February 2,
                                                                             2002           2002
                                                                         ------------   ------------
                                                                          (Unaudited)
Assets
Current assets:
    Cash and cash equivalents                                            $     9,387    $      8,028
    Merchandise inventories                                                  372,900         358,119
    Receivables and other current assets                                      43,327          45,522
                                                                         -----------    ------------
        Total current assets                                                 425,614         411,669

Net property and equipment                                                   142,038         150,451
Other assets and deferred charges                                             38,292          39,037
                                                                         -----------    ------------

        Total assets                                                     $   605,944    $    601,157
                                                                         ===========    ============

Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable - trade                                             $   124,775    $    105,906
    Accrued payroll and other liabilities                                     97,047         100,686
    Current debt                                                                 622             999
    Taxes other than income taxes                                             13,926          10,372
    Income taxes                                                               3,257           4,968
                                                                         -----------    ------------
        Total current liabilities                                            239,627         222,931

Long-term debt                                                               156,329         179,333
Other long-term liabilities                                                   43,051          43,770
                                                                         -----------    ------------

        Total liabilities                                                    439,007         446,034

Stockholders' equity:
    Common stock, $.01 par value, 100,000 shares
       authorized, 32,865 and 32,707 shares issued, respectively                 329             327
    Additional paid-in-capital                                               253,776         253,044
    Deferred compensation                                                       (279)           (395)
    Accumulated deficit                                                      (86,342)        (97,333)
    Treasury stock, 59 and 56 shares at cost, respectively                      (547)           (520)
                                                                         -----------    ------------
        Total stockholders' equity                                           166,937         155,123
                                                                         -----------    ------------

        Total liabilities and stockholders' equity                       $   605,944    $    601,157
                                                                         ===========    ============

          See accompanying Notes to Consolidated Financial Statements.

                           THE SPORTS AUTHORITY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                   26 Weeks Ended
                                                                            ---------------------------
                                                                              August 3,      August 4,
                                                                                2002            2001
                                                                            ------------   ------------
                                                                                     (Unaudited)
Cash provided by (used for):

Operations
    Net income                                                              $   10,991     $     1,255
    Adjustments to reconcile net income to operating cash flows:
        Depreciation and amortization                                           19,837          21,263
        Extraordinary gain, net of tax                                               -            (548)
        Cumulative effect of change in accounting principle                          -             503
        Store closing costs                                                          -           1,583
        Corporate restructuring                                                      -             800
    Cash provided by (used for) current assets and liabilities:
        Change in receivables and other current assets                             198          (1,833)
        Change in merchandise inventories                                      (14,781)         32,461
        Change in accounts payable - trade                                      18,872          23,609
        Change in accrued payroll and other liabilities                         (3,639)        (23,276)
        Other - net                                                              1,178          (3,674)
                                                                            ----------     -----------

        Net cash provided by operations                                         32,656          52,143
                                                                            ----------     -----------

Investing
    Capital expenditures                                                       (16,404)         (8,297)
    Net proceeds from sale of property and equipment                             5,885               -
    Proceeds from sale of securities                                             1,997               -
                                                                            ----------     -----------

        Net cash used for investing activities                                  (8,522)         (8,297)
                                                                            ----------     -----------

Financing
    Borrowings under credit facility, net                                      (22,886)        (10,161)
    Purchase of convertible notes                                                    -         (31,406)
    Proceeds from sale of stock and treasury stock                                 707             132
    Debt issuance costs                                                           (100)           (134)
    Borrowings under capital lease obligations, net                               (496)           (514)
                                                                            ----------     -----------

        Net cash used for financing activities                                 (22,775)        (42,083)
                                                                            ----------     -----------

Net increase in cash and cash equivalents                                        1,359           1,763
    Cash and cash equivalents at beginning of year                               8,028           7,535
                                                                            ----------     -----------

Cash and cash equivalents at end of period                                  $    9,387     $     9,298
                                                                            ==========     ===========

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

Note 2:  Recent Accounting Pronouncements

     In the first quarter of 2002, the Company adopted Financial Accounting Standards Board ("FASB") Statement No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS 121. SFAS 144 retains many of the provisions of SFAS 121 with respect to assets held for use, but significantly changes the criteria for classifying assets as held for sale. Additionally, SFAS 144 expands the scope of discontinued operations to include more disposal transactions. The adoption of the statement did not affect the Company's financial position or results of operations as of August 3, 2002 or for the 13 and 26 weeks then ended, respectively.

     In July 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations," which requires capitalization of any retirement costs as part of the total cost of the related long-lived asset. Adoption of SFAS 143 is required for years beginning after June 15, 2002. The Company has not yet completed its evaluation of the impact of adopting this Statement.

     In June 2002, the FASB issued SFAS 146, "Obligations Associated with Exit or Disposal Activities." SFAS 146 requires companies to record a liability for costs associated with an exit activity when that liability is incurred and can be measured at fair value. SFAS 146 is required for exit activities initiated after December 31, 2002. The Company does not expect that the implementation of SFAS 146 will have a material impact on its financial position or results of operations.

Note 3:  Restructuring Reserves

     The Company regularly evaluates the adequacy of its store exit reserves based on recent broker analyses, general economic conditions, current trends in the real estate market, and historical experience with respect to marketing its closed store sites. No adjustments to existing store exit reserves have been recorded in 2002 based on a determination that such reserves are currently adequate and appropriate. No plans for store closures have been approved in 2002.

     In 2001, the Company recorded store exit costs of $5.6 million related to the adjustment of reserves for previously closed stores, $1.6 million of which was recorded in the second quarter. The aggregate charge related to: (i) revised estimates of the time to market remaining idle properties and anticipated sublease rates, (ii) payment of lease termination fees for two previously closed store sites which exceeded the recorded obligations for these stores, partially offset by (iii) a reversal of reserves for one store which the Company reopened in May 2002.

                           THE SPORTS AUTHORITY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     To date, the Company has assigned or terminated its lease obligations at 13 stores, and entered into long-term subleases at three others. The Company is actively marketing its remaining closed store sites, which include five leased and two owned properties. Following is a summary of activity in the store exit reserves for the 26 weeks ended August 3, 2002.

                                                                       Lease and
                                                                        Related
(in thousands)                                                        Obligations      Other        Total
                                                                     ---------------------------------------
Balance at February 2, 2002                                          $    12,922    $      480    $   13,402
Payments                                                                  (2,911)         (114)       (3,025)
Sublease income                                                              947            33           980
                                                                     -----------    ----------     ---------

Balance at August 3, 2002                                            $    10,958    $      399    $   11,357
                                                                     ===========    ==========    ==========

Note 4:  Earnings Per Share

     The Company calculates earnings per share ("EPS") in accordance with SFAS 128, "Earnings Per Share", which requires a dual presentation of basic and diluted EPS.

                           THE SPORTS AUTHORITY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     A reconciliation of the numerators and denominators of the basic and diluted EPS computations is presented below:

                                                                13 Weeks Ended                     26 Weeks Ended
                                                          ----------------------------      -----------------------------
(in thousands, except per share data)                         August 3,      August 4,        August 3,       August 4,
                                                                2002           2001              2002            2001
                                                           --------------   -----------      ------------    ------------
Basic EPS Computation

Income before extraordinary gain and cumulative
    effect of change in accounting principle                 $      9,287   $     7,254      $     10,991    $      1,210
                                                             ------------   -----------      ------------    ------------

Weighted average common shares                                     32,797        32,614            32,749          32,581
                                                             ------------   -----------      ------------    ------------

Basic earnings before extraordinary gain and
    cumulative effect of change in accounting principle
    per common share                                         $        .28   $       .22      $        .34    $        .04
                                                             ============   ===========      ============    ============
Diluted EPS Computation

Income before extraordinary gain and cumulative
    effect of change in accounting principle                 $      9,287   $     7,254      $     10,991    $      1,210
                                                             ------------   -----------      ------------    ------------

Weighted average common shares                                     32,797        32,614            32,749          32,581
Effect of stock options                                             1,408           225             1,420             169
                                                             ------------   -----------      ------------    ------------
     Total shares                                                  34,205        32,839            34,169          32,750
                                                             ------------   -----------      ------------    ------------

Diluted earnings before extraordinary gain and
    cumulative effect of change in accounting principle
    per common share                                         $        .27   $       .22      $        .32    $        .04
                                                             ============   ===========      ============    ============

Note 5:  Comprehensive Income

     Comprehensive income represents the change in equity arising from non-owner sources, including net income and other comprehensive income items such as foreign currency translation adjustments, gains and losses on available-for-sale securities, and minimum pension liability adjustments. For the 13 and 26 weeks ended August 3, 2002 and August 4, 2001, respectively, the Company had no other comprehensive income items.

Note 6:  Income Taxes

    No tax provision was recorded in the 13 and 26 weeks ended August 3, 2002 since the Company expects that it will have a nominal effective tax rate in 2002 due to the availability of federal and state net operating loss carryforwards, as well as the reversal of other tax deductible temporary differences. In 1999, the Company recorded a valuation allowance on 100% of its net deferred tax assets based on a presumption that such tax assets would not be realized due to recurring losses experienced at that time. As of February 2, 2002, the remaining valuation allowance was $49.6 million, which will be reduced as the deferred tax assets are realized or when the Company has generated sufficient income to overcome the presumption that such assets will not be realized.

Item 2.

                           THE SPORTS AUTHORITY, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

Results of Operations

The following table sets forth the Company's statement of income data as a percent of sales for the periods indicated.

                                                                13 Weeks Ended                     26 Weeks Ended
                                                         -----------------------------      -----------------------------
                                                            August 3,        August 4,        August 3,         August 4,
                                                               2002             2001             2002              2001
                                                        -------------     ------------      ------------     ------------
Sales                                                           100.0%           100.0%           100.0%            100.0%
Cost of merchandise sold, including
    buying and occupancy costs                                   71.7             71.9             72.4              72.9
                                                          -----------      -----------       ----------        ----------
Gross margin                                                     28.3             28.1             27.6              27.1
License fee income                                                0.3              0.2              0.3               0.2
Selling, general and administrative expenses                     25.7             25.0             25.9              25.6
Pre-opening expense                                               0.1                -              0.1                 -
Store exit costs                                                    -              0.4                -               0.2
Corporate restructuring                                             -                -                -               0.1
                                                          -----------      -----------       ----------        ----------
     Operating income                                             2.8              2.9              1.9               1.4
Interest expense, net                                            (0.3)            (1.0)            (0.4)             (1.2)
                                                          -----------      -----------       ----------        ----------
Income before extraordinary gain and  cumulative
effect of change in accounting principle                          2.5              1.9              1.5               0.2
Extraordinary gain, net of tax                                      -              0.1                -               0.1
Cumulative effect of change in accounting principle                 -                -                -              (0.1)
                                                          -----------      -----------       ----------        ----------
     Net income                                                   2.5%             2.0%             1.5%              0.2%
                                                          ===========      ===========       ==========        ==========

The following table sets forth the Company's store openings and closings for the periods indicated.

                                                                13 Weeks Ended                     26 Weeks Ended
                                                         -----------------------------      -----------------------------
                                                           August 3,         August 4,        August 3,          August 4,
                                                              2002              2001             2002              2001
                                                        -------------     ------------      ------------     ------------
Beginning number of stores                                        199              198               198              198
Openings                                                            2                -                 3                -
Closings                                                            -                -                 -                -
                                                          -----------       ----------        ----------        ---------
Ending number of stores                                           201              198               201              198
                                                          -----------       ----------        ----------        ---------

                           THE SPORTS AUTHORITY, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - continued

13 Weeks Ended August 3, 2002 and August 4, 2001

Sales for the 13 weeks ended August 3, 2002 were $375.8 million, a $5.0 million, or 1.3%, increase from sales of $370.8 million for the same period in the prior year. Of the $5.0 million increase, $4.1 million related to sales from three new stores and from the recently launched commercial sales and catalog programs. Comparable store sales increased $0.9 million or 0.2%. The ladies activewear, fitness and team sports footwear categories continued several consecutive quarters of improved performance versus the prior year. Additionally, the bicycle and camping departments produced strong comparable sales gains in the second quarter. Improvements in these categories were offset by declines in key summer sports categories such as racquet, golf, hunting and fishing, partially due to continued macro-economic uncertainty and the resultant pressure on the retail sector.

     License fee income was $1.1 million, or 0.3% of sales, for the 13 weeks ended August 3, 2002, compared to $0.9 million, or 0.2% of sales, for the same period in the prior year. License fee income consists principally of royalties earned under a license agreement between the Company and Mega Sports Co., Ltd. ("Mega Sports"), the Company's Japanese joint venture. Royalties under this agreement totaled $1.1 million and $0.8 million for the 13 weeks ended August 3, 2002 and August 4, 2001, respectively. The Company also has a license and e-commerce agreement with GSI Commerce Solutions, Inc., a subsidiary of GSI Commerce, Inc. ("GSI Commerce"), which operates the e-commerce business of the Company. Royalty fees under this agreement were nominal in both periods.

     Cost of merchandise sold, which includes certain buying and occupancy costs, was $269.5 million, or 71.7% of sales, for the 13 weeks ended August 3, 2002 compared to $266.6 million, or 71.9% of sales, for the same period in the prior year. As a result, gross margin improved 20 basis points, from 28.1% in the 2001 period to 28.3% in 2002. Factors contributing to the increase in gross margin include: the continued impact of buying and merchandising initiatives, including vendor bidding, private label and import buying programs; lower logistics costs due to improved operating efficiencies and improved execution of vendor compliance programs; and the effect of the Company's conversion from the retail inventory method of accounting to the cost method in the first quarter of 2001. As a result of this conversion, the Company's ability to precisely measure at a SKU level the distinct components of inventory and cost of merchandise sold has significantly increased over time. Initial merchandise margins have improved under the cost method, reflecting both the more accurate measurement afforded by the cost method and the ability to utilize such measurements to make better buying and pricing decisions. In the second quarter of 2002, these improvements in margin were substantially offset by: an increase in the Company's shrink rate, which is also believed to be largely attributable to the more accurate measurement afforded by the cost method of accounting; an increase in the sales of clearance-marked merchandise in the 2002 period versus 2001; and an increase in allocated occupancy expenses as a result of the sale-leaseback of ten stores in October 2001.

     Selling, general and administrative ("SG&A") expenses for the 13 weeks ended August 3, 2002 were $96.4 million, or 25.7% of sales, as compared to $92.7 million, or 25.0% of sales, for the same period in the prior year. The increase in SG&A expenses was primarily attributable to a $3.1 million increase in bonus expense, reflecting the Company's improved financial performance in the current period. Additionally, corporate payroll increased as a result of higher pay rates and headcount.

     The Company opened two new stores during the 13 weeks ended August 3, 2002, and recorded pre-opening expense of $0.5 million, or 0.1% of sales. Conversely, the Company opened no new stores during the 13 weeks ended August 4, 2001. Pre-opening expense consists principally of store payroll expense for associate training and store preparation, occupancy costs and grand-opening advertising expenditures.

                           THE SPORTS AUTHORITY, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - continued

     No store exit costs were recorded during the second quarter of 2002. In the second quarter of 2001, the Company entered into a lease termination agreement for one of its previously closed store sites and recorded store exit costs of $1.6 million. The charge represented the excess of the lease termination fee over the recorded obligation for this store.

     Net interest expense for the 13 weeks ended August 3, 2002 was $1.3 million, or 0.3% of sales, compared to $3.6 million, or 1.0% of sales, for the same period in the prior year. The decrease of $2.3 million was due to reduced borrowings and lower interest rates under the Company's committed revolving credit facility (the "Credit Facility").

     No tax provision or benefit was recorded for the 13 weeks ended August 3, 2002 and August 4, 2001. Exclusive of the anticipated one-time benefit described below, the Company expects its effective tax rate to be nominal in 2002 due to the availability of federal and state net operating loss carryforwards and the reversal of other tax-deductible temporary differences. In 1999, the Company recorded a valuation allowance on 100% of its net deferred tax assets based on a presumption that such tax assets would not be realized due to recurring losses experienced at that time. As of February 2, 2002, the remaining valuation allowance was $49.6 million, which will be reduced as the deferred tax assets are realized or when the Company has generated sufficient income to overcome the presumption that such assets will not be realized. Based on its current earnings projections, the Company expects to overcome this presumption in the fourth quarter of 2002. As a result, it expects to reverse substantially all of the valuation allowance on its deferred tax assets (other than the portion related to certain state net operating loss carryforwards), resulting in a one-time, non-cash tax benefit in the range of $35 - $40 million.

     During the 13 weeks ended August 4, 2001, the Company purchased $27.3 million principal amount of its Convertible Subordinated Notes (the "Notes") for $27.0 million, and recorded an extraordinary gain of $0.3 million. The remaining Notes balance was paid on September 17, 2001.

     Net income for the 13 weeks ended August 3, 2002 was $9.3 million, or 2.5% of sales, compared to $7.6 million, or 2.0% of sales, for the same period of the prior year.

26 Weeks Ended August 3, 2002 and August 4, 2001

     Sales for the 26 weeks ended August 3, 2002 were $729.3 million, a $19.1 million, or 2.7%, increase from sales of $710.2 million for the same period in the prior year. The sales increase reflected a $14.0 million, or 2.0%, increase in comparable store sales, and a $5.1 million increase from three new stores and the commercial sales and catalog programs. The Company benefited from comparable sales increases in several merchandise categories, including fitness, ladies activewear, team sports footwear, camping and general merchandise. These increases reflect improvements in the Company's assortment, merchandise display and advertising programs, as well as the popularity of fitness items such as hand-held weights and yoga products. Conversely, sales in outdoor categories such as marine, fishing and hunting declined versus the prior year due in part to a decline in tourism in key markets.

     License fee income was $2.1 million, or 0.3% of sales, for the 26 weeks ended August 3, 2002, compared to $1.6 million, or 0.2% of sales, for the same period in the prior year and consisted mainly of royalties earned under the Mega Sports license agreement of $1.9 million and $1.4 million, respectively.

     Cost of merchandise sold, including buying and occupancy costs, was $528.1 million, or 72.4% of sales, for the 26 weeks ended August 3, 2002, compared to $517.8 million, or 72.9% of sales, for the same period in the prior year. Factors contributing to the 50 basis point improvement in gross margin include: the continued impact of buying and merchandising initiatives, including vendor bidding, private label and import buying programs; lower logistics costs due to improved operating efficiencies and improved execution of vendor compliance programs; and the effect of the Company's conversion from the retail inventory method of accounting to the cost method in the first quarter of 2001.

                           THE SPORTS AUTHORITY, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - continued

Improvements in merchandise margins were largely offset by an increase in the Company's shrink rate and an increase in allocated occupancy costs as a result of the sale-leaseback of ten stores in 2001.

     SG&A expenses for the 26 weeks ended August 3, 2002 were $188.7 million, or 25.9% of sales, as compared to $181.8 million, or 25.6% of sales, for the same period in the prior year. The $6.9 million increase was due to a $7.9 million increase in bonus expense and a $1.2 million increase in corporate payroll and benefit expense due to increases in pay rates, headcount and insurance costs. These expense increases were offset by a decline in store depreciation expense of $1.2 million due in part to the 2001 sale-leaseback transaction.

     The Company opened three new stores during the 26 weeks ended August 3, 2002, and recorded pre-opening expense of $1.0 million or 0.1% of sales. No new stores were opened during the 26 weeks ended August 4, 2001.

     Corporate restructuring costs were $0.8 million, or 0.1% of sales, for the 26 weeks ended August 4, 2001 and related to a restructuring plan to consolidate certain departmental functions. The Company has satisfied its obligations under this plan.

     During the 2001 period, the Company entered into a lease termination agreement for one of its previously closed store sites and recorded store exit costs of $1.6 million, or 0.2% of sales. The charge represented the excess of the lease termination fee over the recorded obligation for this store.

     Net interest expense for the 26 weeks ended August 3, 2002 was $2.5 million, or 0.4% of sales, compared to $8.5 million, or 1.2% of sales, for the same period in the prior year. The decrease in expense was due to a substantial decline in interest rates, as well as a reduction in the Company's overall debt through improved financial performance, the monetization of 10 previously-owned stores sites through the 2001 sale-leaseback transaction, and the retirement of the Notes obligation in September 2001.

     No tax provision or benefit was recorded for the 26 weeks ended August 3, 2002 and August 4, 2001. Exclusive of the anticipated one-time benefit described previously, the Company expects its effective tax rate to be nominal in 2002 due to the availability of federal and state net operating loss carryforwards and the reversal of other tax-deductible temporary differences.

     During the 26 weeks ended August 4, 2001, the Company purchased $31.9 million principal amount of the Notes for $31.4 million, and recorded an extraordinary gain of $0.5 million.

     Net income for the 26 weeks ended August 3, 2002 was $11.0 million, or 1.5% of sales, as compared to $1.3 million, or 0.2% of sales, for the same period in the prior year.

Liquidity and Capital Resources

     The Company's principal capital requirements are to fund working capital needs and capital expenditures. For the 26 weeks ended August 3, 2002, these capital requirements were generally funded by operations. Cash flows generated by (used for) operating, investing and financing activities for the 26 weeks ended August 3, 2002 and August 4, 2001 are summarized below.

                           THE SPORTS AUTHORITY, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - continued

     Net cash provided by operations was $32.7 million for the 26 weeks ended August 3, 2002, compared to $52.1 million for the same period in the prior year. The decrease in cash flow resulted primarily from a $14.8 million increase in inventory levels during the current period, versus a decrease of $32.5 million during the same period of the prior year, while the percentage of inventory financed by accounts payable remained flat at 33.5%. The decline in cash flows due to inventory purchases was partially offset by a reduction in payments of accrued payroll and other liabilities, and by an increase in income before depreciation, amortization and non-cash gains and losses of $6.0 million.

     Net cash used for investing activities was $8.5 million for the 26 weeks ended August 3, 2002 versus $8.3 million for the same period in the prior year. Capital expenditures were $16.4 million and included $10.1 million for store refurbishment, $2.5 million for new store openings, $2.4 million for information systems and $1.3 million for improvements at the corporate headquarters and distribution centers. During the second quarter of 2002, the Company completed the sale-leaseback of one store location for net proceeds of $5.9 million, essentially equivalent to the net book value of the property. The proceeds will be used to fund a portion of 2002 capital expenditures. The Company also received proceeds of $2.0 million on the sale of shares of GSI Commerce common stock. The Company exercised warrants to acquire the shares, which it had received as a result of its e-commerce relationship with GSI Commerce, in the fourth quarter of 2001. The shares were sold for net proceeds of $2.5 million, of which $0.5 million was received in cash in 2001, and the remaining $2.0 million in the first quarter of 2002. As a result of these transactions, the Company has no further stock or warrant interest in GSI Commerce.

     Net cash used for financing activities was $22.8 million for the 26 weeks ended August 3, 2002, compared to $42.1 million for the same period of the prior year. Reductions in debt were funded in both periods by operating cash flows, but to a lesser extent in 2002 since operating cash flows were also used to fund the higher level of capital spending. At August 3, 2002, borrowings under the Credit Facility were $156.2 million, and unused availability was $100.1 million.

     The Company's working capital at August 3, 2002 was $186.0 million, compared to $158.7 million at August 4, 2001, an increase of $27.3 million. The increase was due primarily to a $12.8 million increase in inventory levels year over year, combined with the retirement of the $12.8 million remaining Notes obligation in September 2001.

     After a period of curtailed new store growth, the Company plans to open six new stores in 2002, of which three have been opened as of August 3, 2002. All six stores will be financed with long-term operating leases. As a result of the cash flow provided by the sale-leaseback transaction in the second quarter of 2002, the Company intends to commence several additional store remodels prior to year-end. Accordingly, it estimates that full year capital expenditures in 2002 will increase from original estimates of $35 - $40 million to a range of $38 - $43 million. The Company expects to complete 30 remodels, and to have commenced seven additional remodels, by year-end.

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

                           THE SPORTS AUTHORITY, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - continued

New Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations," which requires capitalization of any retirement costs as part of the total cost of the related long-lived asset. Adoption of SFAS 143 is required for years beginning after June 15, 2002. The Company has not yet completed its evaluation of the impact of adopting this Statement.

     In June 2002, the FASB issued SFAS 146, "Obligations Associated with Exit or Disposal Activities." SFAS 146 requires companies to record a liability for costs associated with an exit activity when that liability is incurred and can be measured at fair value. SFAS 146 is required for exit activities initiated after December 31, 2002. The Company does not expect that the implementation of SFAS 146 will have a material impact on its financial position or results of operations.

Critical Accounting Policies

     The Company's financial statements are based on the application of critical accounting policies which may require the use of significant estimates and judgments. A discussion of critical policies requiring the use of significant estimates or judgments is included in the Company's Annual Report on Form 10-K for the year ended February 2, 2002.

Forward-Looking Statements

     Certain statements under the heading "Management's Discussion and Analysis" and elsewhere in this Quarterly Report constitute "forward looking statements" made in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. As such, they involve risks and uncertainties that could cause actual results to differ materially from those set forth in such forward looking statements. The Company's forward looking statements are based on assumptions about, or include statements concerning, many important factors, including without limitation, consumer confidence, changes in discretionary consumer spending and consumer preferences, particularly as they relate to sporting goods, athletic footwear and apparel and the Company's particular merchandise mix and retail locations; the Company's ability to effectively implement its merchandising, vendor relationship, inventory control, marketing, store remodeling, electronic commerce, supply chain, logistics and other strategies; increasing competition from other retailers; unseasonable weather; fluctuating gross profit margins; product availability; capital spending levels; and the effects of possible terrorist attacks. The Company undertakes no obligation to release publicly the results of any revisions to these forward looking statements to reflect events or circumstances after the date such statements were made.

                           THE SPORTS AUTHORITY, INC.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         At August 3, 2002, there had not been a material change in the market risk information disclosed in the Company's Annual Report on Form 10-K for the year ended February 2, 2002 under the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 4.  Controls and Procedures

         There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, and there were no significant deficiencies or material weaknesses in the controls which required corrective action.

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

                                         THE SPORTS AUTHORITY, INC.



Date:  September 17, 2002                      By: /S/ Martin E. Hanaka
                                                       ----------------
                                                       Martin E. Hanaka
                                                       Chairman and
                                                       Chief Executive Officer



Date:  September 17, 2002                      By: /S/ George R. Mihalko
                                                       -----------------
                                                       George R. Mihalko
                                                       Vice Chairman, Chief
                                                       Administrative
                                                       Officer and Chief
                                                       Financial Officer
                                                       (Principal Financial
                                                       Officer)



Date:  September 17, 2002                      By: /S/ Todd Weyhrich
                                                       -------------
                                                       Todd Weyhrich
                                                       Senior Vice President and
                                                       Controller (Principal
                                                       Accounting Officer)

                                 CERTIFICATIONS

I, Martin E. Hanaka, certify that:

(1) I have reviewed this quarterly report on Form 10-Q of The Sports Authority, Inc.;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of The Sports Authority, Inc., as of, and for, the periods presented in this quarterly report;

/S/  MARTIN E. HANAKA
     ----------------
     Martin E. Hanaka
     Chairman and
     Chief Executive Officer

I, George R. Mihalko, certify that:

(1) I have reviewed this quarterly report on Form 10-Q of The Sports Authority, Inc.;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of The Sports Authority, Inc., as of, and for, the periods presented in this quarterly report;

/S/  GEORGE R. MIHALKO
     -----------------
     George R. Mihalko
     Vice Chairman, Chief Administrative
     Officer and Chief Financial Officer
     (Principal Financial Officer)

                                INDEX TO EXHIBITS

Exhibits

99.1           Statement under oath of Principal Executive Officer regarding facts and circumstances relating to Exchange Act filings.
99.2           Statement under oath of Principal Financial Officer regarding facts and circumstances relating to Exchange Act filings.
99.3           Certification of Chief Executive Officer, pursuant to 18 U.S.C.
                 Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.4           Certification of Chief Financial Officer, pursuant to 18 U.S.C.
                 Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.