Form 10-Q
period 2002-11-02
SPORTS AUTHORITY INC /DE/
filed 2002-12-17
CIK 929470

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-
ACT OF 1934

For the quarterly period ended November 2, 2002
                               ----------------

                                      OR

_ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File No. 1-13426
                    -------

                           THE SPORTS AUTHORITY, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)


                 Delaware                                 36-3511120
  --------------------------------------          ----------------------------
    (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                    Identification No.)

3383 N. State Road 7, Ft. Lauderdale, Florida               33319
------------------------------------------------------------------------------
   (Address of principal executive offices)                (Zip Code)

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

                 Yes   X            No
                     -----

Number of shares of Common Stock outstanding at December 11, 2002: 32,964,243
                                                                   ----------

                           THE SPORTS AUTHORITY, INC.

                               INDEX TO FORM 10-Q

                                                                             Page Number
                                                                             -----------
Part I.   FINANCIAL INFORMATION

          Item 1. Financial Statements

                  Consolidated Statements of Operations                            3

                  Consolidated Balance Sheets                                      4

                  Consolidated Statements of Cash Flows                            5

                  Notes to Consolidated Financial Statements                       6

          Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                              10

          Item 3. Quantitative and Qualitative Disclosures About Market Risk       16

          Item 4. Controls and Procedures                                          16

Part II.  OTHER INFORMATION

          Item 1. Legal Proceedings                                                16

          Item 6. Exhibits and Reports on Form 8-K                                 16


SIGNATURES                                                                         17

CERTIFICATIONS                                                                     18

INDEX TO EXHIBITS                                                                  20

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

                           THE SPORTS AUTHORITY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                          13 Weeks Ended                  39 Weeks Ended
                                                   ---------------------------    ---------------------------
                                                   November 2,     November 3,    November 2,     November 3,
                                                      2002             2001           2002           2001
                                                   -----------     -----------    -----------     -----------
                                                           (Unaudited)                   (Unaudited)
Sales                                              $   309,257     $   304,825    $ 1,038,516     $ 1,014,975
License fee income                                       1,241             775          3,332           2,345
                                                   -----------     -----------    -----------     -----------
                                                       310,498         305,600      1,041,848       1,017,320
                                                   -----------     -----------    -----------     -----------
Cost of merchandise sold, including
    buying and occupancy costs                         226,160         221,517        754,289         739,328
Selling, general and administrative expenses            86,865          85,625        275,601         267,424
Pre-opening expense                                        702               -          1,689               -
                                                   -----------     -----------    -----------     -----------
                                                       313,727         307,142      1,031,579       1,006,752
                                                   -----------     -----------    -----------     -----------

Store exit costs                                             -             272              -           1,855
Corporate restructuring                                      -               -              -             800
                                                   -----------     -----------    -----------     -----------

     Operating income (loss)                            (3,229)         (1,814)        10,269           7,913
Interest expense, net                                   (1,018)         (2,710)        (3,524)        (11,227)
                                                   -----------     -----------    -----------     -----------

Income (loss) before extraordinary gain and
  cumulative effect of accounting change                (4,247)         (4,524)         6,745          (3,314)
Extraordinary gain, net of tax                               -               -              -             548
Cumulative effect of accounting change                       -               -              -            (503)
                                                   -----------     -----------    -----------     -----------

     Net income (loss)                             $    (4,247)    $    (4,524)   $     6,745     $    (3,269)
                                                   ===========     ===========    ===========     ===========

Earnings (loss) per common share-basic:
     Income (loss) before extraordinary gain and
       cumulative effect of accounting change      $     (0.13)    $     (0.14)   $      0.21     $     (0.10)
     Extraordinary gain, net of tax                          -               -              -            0.02
     Cumulative effect of accounting change                  -               -              -           (0.02)
                                                   -----------     -----------    -----------     -----------
     Net income (loss)                             $     (0.13)    $     (0.14)   $      0.21     $     (0.10)
                                                   ===========     ===========    ===========     ===========
Earnings (loss) per common share-diluted:
     Income (loss) before extraordinary gain and
       cumulative effect of accounting change      $     (0.13)    $     (0.14)   $      0.20     $     (0.10)
     Extraordinary gain, net of tax                          -               -              -            0.02
     Cumulative effect of accounting change                  -               -              -           (0.02)
                                                   -----------     -----------    -----------     -----------
     Net income (loss)                             $     (0.13)    $     (0.14)   $      0.20     $     (0.10)
                                                   ===========     ===========    ===========     ===========
Weighted average common shares outstanding:
    Basic                                               32,824          32,634         32,774          32,599
                                                   ===========     ===========    ===========     ===========
    Diluted                                             32,824          32,634         34,024          32,599
                                                   ===========     ===========    ===========     ===========

          See accompanying Notes to Consolidated Financial Statements.

                           THE SPORTS AUTHORITY, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                     November 2,       February 2,
                                                                         2002              2002
                                                                     ------------     ------------
                                                                     (Unaudited)
Assets
Current assets:
    Cash and cash equivalents                                        $     8,539      $      8,028
    Merchandise inventories                                              396,344           358,119
    Receivables and other current assets                                  37,429            45,522
                                                                     -----------      ------------
        Total current assets                                             442,312           411,669

Net property and equipment                                               143,608           150,451
Other assets and deferred charges                                         29,234            39,037
                                                                     -----------      ------------

        Total assets                                                 $   615,154      $    601,157
                                                                     ===========      ============

Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable - trade                                         $   137,127      $    105,906
    Accrued payroll and other liabilities                                 95,964           100,686
    Current debt                                                             414               999
    Taxes other than income taxes                                         14,012            10,372
    Income taxes                                                           2,905             4,968
                                                                     -----------      ------------
        Total current liabilities                                        250,422           222,931

Long-term debt                                                           159,221           179,333
Other long-term liabilities                                               42,708            43,770
                                                                     -----------      ------------

        Total liabilities                                                452,351           446,034

Stockholders' equity:
    Common stock, $.01 par value, 100,000 shares
      authorized, 32,893 and 32,707 shares issued, respectively              329               327
    Additional paid-in capital                                           253,875           253,044
    Deferred compensation                                                   (266)             (395)
    Accumulated deficit                                                  (90,588)          (97,333)
    Treasury stock, 59 and 56 shares at cost, respectively                  (547)             (520)
                                                                     -----------      ------------
        Total stockholders' equity                                       162,803           155,123
                                                                     -----------      ------------

        Total liabilities and stockholders' equity                   $   615,154      $    601,157
                                                                     ===========      ============

          See accompanying Notes to Consolidated Financial Statements.

                           THE SPORTS AUTHORITY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                       39 Weeks Ended
                                                                                --------------------------------
                                                                                 November 2,        November 3,
                                                                                    2002               2001
                                                                                --------------     -------------
                                                                                          (Unaudited)
Cash provided by (used for):

Operations
    Net income (loss)                                                             $     6,745       $    (3,269)
    Adjustments to reconcile net income (loss) to operating cash flows:
        Depreciation and amortization                                                  29,333            31,585
        Extraordinary gain                                                                  -              (548)
        Cumulative effect of accounting change                                              -               503
        Store closing charges                                                               -             1,855
        Corporate restructuring                                                             -               800
    Cash provided by (used for) current assets and liabilities:
        Change in receivables and other current assets                                  5,889             1,993
        Change in merchandise inventories                                             (38,225)          (17,689)
        Change in accounts payable - trade                                             31,220            31,077
        Change in accrued payroll and other liabilities                                (4,773)          (26,040)
        Change in other long-term liabilities                                          (1,062)           (6,237)
        Other - net                                                                       757             1,462
                                                                                  -----------       -----------

        Net cash provided by operations                                                29,884            15,492
                                                                                  -----------       -----------

Investing
    Capital expenditures                                                              (27,075)          (12,371)
    Proceeds from sale of property and equipment                                        5,980            43,931
    Payments under mortgage notes receivable                                            9,718                 -
    Proceed from sale of securities                                                     1,997                 -
                                                                                  -----------       -----------

        Net cash (used for) provided by investing activities                           (9,380)           31,560
                                                                                  -----------       -----------

Financing
    Payments under credit facility, net                                               (19,950)           (3,298)
    Purchase of convertible notes                                                           -           (44,219)
    Proceeds from sale of stock and treasury stock                                        805               166
    Debt issuance costs                                                                  (100)             (145)
    Payments under capital lease obligations                                             (748)             (757)
                                                                                  -----------       -----------

        Net cash used for financing activities                                        (19,993)          (48,253)
                                                                                  -----------       -----------

Net increase (decrease) in cash and cash equivalents                                      511            (1,201)
    Cash and cash equivalents at beginning of year                                      8,028             7,535
                                                                                  -----------       -----------

Cash and cash equivalents at end of period                                        $     8,539       $     6,334
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

Note 2:  Recent Accounting Pronouncements

     In the first quarter of 2002, the Company adopted Financial Accounting Standards Board ("FASB") Statement No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets, " which supersedes SFAS 121. SFAS 144 retains many of the provisions of SFAS 121 with respect to assets held for use, but significantly changes the criteria for classifying assets as held for sale. Additionally, SFAS 144 expands the scope of discontinued operations to include more disposal transactions. The adoption of the statement did not affect the Company's financial position or results of operations as of November 2, 2002 or for the 13 and 39 weeks then ended, respectively.

     In July 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations," which requires capitalization of any retirement costs as part of the total cost of the related long-lived asset. Adoption of SFAS 143 is required for years beginning after June 15, 2002. The Company does not expect that the implementation of SFAS 143 will have a material impact on its financial position or results of operations.

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

Note 3:  Restructuring Reserves

Store Exit Costs:

     The Company regularly evaluates the adequacy of its store exit reserves based on recent broker analyses, general economic conditions, current trends in the real estate market, and historical experience with respect to marketing its closed store sites. No adjustments to existing store exit reserves have been recorded in 2002 based on a determination that, currently, such reserves are adequate and appropriate. No plans for store closures have been approved in 2002.

     In 2001, the Company recorded store exit costs of $5.6 million related to the adjustment of reserves for previously closed stores. The charge related to:
(i) revised estimates of the time to market remaining idle properties and anticipated sublease rates, (ii) payment of lease termination fees for two previously closed store sites which exceeded the recorded obligations for these stores, partially offset by (iii) a reversal of reserves for one store which the Company reopened in May 2002.

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

     To date, the Company has assigned or terminated its lease obligations at 13 stores, and entered into long-term subleases at three others. The Company is actively marketing its remaining closed store sites, which include five leased and two owned properties. Following is a summary of activity in the store exit reserves for the 39 weeks ended November 2, 2002.

                                        Lease and
                                         Related
(in thousands)                         Obligations      Other         Total
                                      ----------------------------------------

Balance at February 2, 2002           $    12,922    $     480    $   13,402
Payments                                   (4,242)        (183)       (4,425)
Sublease income                             1,440           60         1,500
                                      -----------    ---------    ----------
Balance at November 2, 2002           $    10,120    $     357    $   10,477
                                      ===========    =========    ==========

Note 4:  Change in Accounting Estimate

     During the third quarter of 2002, the Company changed the estimated useful life of its leasehold improvements from ten years to the remaining term of the underlying property lease, plus committed lease renewal periods. The Company believes that this change results in a better matching of depreciation expense over the period in which such assets will be utilized. Accordingly, the remaining lives of leasehold improvements as of the end of the second quarter of 2002 were revised to reflect the remaining lease term, and depreciation expense was adjusted beginning in the third quarter to reflect the more appropriate useful life. The effect of this change was a reduction in the loss before extraordinary gain and cumulative effect of accounting change of $0.3 million, or $0.01 per basic and diluted share, for the 13 weeks ended November 2, 2002, and a comparable increase in income and earnings per share of the same amount for the 39 weeks then ended.

Note 5:  Proceeds Under Mortgage Notes Receivable

     During the third quarter of 2002, the Company received $9.5 million in net principal and interest on the early retirement of certain mortgage notes receivable related to two of its stores. These notes, along with mortgage notes secured by three other Sports Authority stores, were "put" to the Company in January 2002 as a result of Kmart Corporation's ("Kmart") bankruptcy filing. This transaction is more fully described in the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 2002. The Company assisted the landlord of two stores in refinancing this obligation, thereby permitting payoff of the mortgage notes. The Company continues to hold $15.0 million in mortgage notes and receives semi-annual interest and annual principal payments on these receivables.

                           THE SPORTS AUTHORITY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6:  Income Taxes

     No tax provision or benefit was recorded for the 13 and 39 weeks ended November 2, 2002 since the Company expects that it will have a nominal effective tax rate in 2002 due to the availability of federal and state net operating loss carryforwards, as well as the reversal of other tax deductible temporary differences. In 1999, the Company recorded a valuation allowance on 100% of its net deferred tax assets based on a presumption that such tax assets might not be realized due to recurring losses experienced at that time. As of February 2, 2002, the remaining valuation allowance was $49.6 million, which will be reduced as the deferred tax assets are realized or when the Company has generated sufficient income to overcome the presumption that such assets will not be realized.

Note 7:  Earnings Per Share

     The Company calculates earnings per share ("EPS") in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share", which requires a dual presentation of basic and diluted EPS. A reconciliation of the numerators and denominators of the basic and diluted EPS computations is presented below:

                                                                13 Weeks Ended                     39 Weeks Ended
                                                          -----------------------------      -----------------------------
(in thousands, except per share data)                      November 2,      November 3,      November 2,     November 3,
                                                                2002           2001              2002            2001
                                                          --------------   ------------      ------------    ------------
Basic EPS Computation

Income (loss) before extraordinary gain and cumulative
    effect of accounting change                             $    (4,247)    $   (4,524)      $      6,745     $    (3,314)
                                                            -----------     ----------       ------------     -----------

Weighted average common shares                                   32,824         32,634             32,774          32,599
                                                            ------------    ----------       ------------     -----------

Basic earnings (loss) before extraordinary gain and
    cumulative effect of accounting change
    per common share                                        $      (.13)    $     (.14)      $        .21     $      (.10)
                                                            ===========     ==========       ============     ===========

Diluted EPS Computation

Income (loss) before extraordinary gain and cumulative
    effect of accounting change                             $    (4,247)    $   (4,524)      $      6,745     $    (3,314)
                                                            -----------     ----------       ------------     -----------

Weighted average common shares                                   32,824         32,634             32,774          32,599
Effect of stock options                                               -              -              1,250               -
                                                            -----------     ----------       ------------     -----------
     Total shares                                                32,824         32,634             34,024          32,599
                                                            -----------     ----------       ------------     -----------

Diluted earnings (loss) before extraordinary gain and
    cumulative effect of accounting change
    per common share                                        $      (.13)    $     (.14)      $        .20     $      (.10)
                                                            ===========     ==========       ============     ===========

                           THE SPORTS AUTHORITY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8:  Comprehensive Income

     Comprehensive income represents the change in equity arising from non-owner sources, including net income and other comprehensive income items such as foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. For the 13 and 39 weeks ended November 2, 2002 and November 3, 2001, respectively, the Company had no other comprehensive income items.

Note 9:  Amendment of Credit Facility

     Subsequent to November 2, 2002, the Company completed an amendment of its $335 million revolving credit facility ("Credit Facility"), which included an extension of the term of the Credit Facility from September 2003 to September 2006. Additionally, the interest rate margin that the Company pays on borrowings was changed to a range of 1.50% to 2.25%, based on Collateral Availability and attainment of certain earnings before interest, taxes, depreciation and amortization ("EBITDA") thresholds. Previously, the margin rate ranged from 1.75% to 2.25%, based on Collateral Availability. The amendment also increased the inventory advance rate used to determine the Company's borrowing base, and includes a provision which permits limited repurchases of the Company's common stock. The Company remains subject to a limitation on stock repurchases under the Lease Guaranty, Indemnification and Reimbursement Agreement between the Company and Kmart.

Item 2.

                           THE SPORTS AUTHORITY, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

Results of Operations

The following table sets forth the Company's statement of operations data as a percent of sales for the periods indicated.

                                                                13 Weeks Ended                     39 Weeks Ended
                                                        ------------------------------      -----------------------------
                                                           November 2,     November 3,       November 2,     November 3,
                                                               2002           2001              2002            2001
                                                        -------------     ------------      ------------     ------------
Sales                                                           100.0%           100.0%            100.0%           100.0%
Cost of merchandise sold, including
  buying and occupancy costs                                     73.1             72.7              72.6             72.8
                                                        -------------     ------------      ------------      -----------
Gross margin                                                     26.9             27.3              27.4             27.2
License fee income                                                0.3              0.3               0.2              0.2
Selling, general and administrative expenses                     28.1             28.1              26.5             26.3
Pre-opening expense                                               0.2                -               0.2                -
Store exit costs                                                    -              0.1                 -              0.2
Corporate restructuring                                             -                -                 -              0.1
                                                        -------------     ------------      ------------     ------------
    Operating income (loss)                                      (1.1)            (0.6)              0.9              0.8
Interest expense, net                                            (0.3)            (0.9)             (0.3)            (1.1)
                                                        -------------     ------------      ------------     ------------
Income (loss) before extraordinary gain and
  cumulative effect of accounting change                         (1.4)            (1.5)              0.6             (0.3)
Extraordinary gain, net of tax                                      -                -                 -              0.1
Cumulative effect of accounting change                              -                -                 -             (0.1)
                                                        -------------     ------------      ------------     ------------
    Net income (loss)                                            (1.4)%           (1.5)%             0.6%            (0.3)%
                                                        =============     ============      ============     ============

The following table sets forth the Company's store openings and closings for the periods indicated.

                                         13 Weeks Ended                  39 Weeks Ended
                                  ---------------------------    ----------------------------
                                   November 2,    November 3,     November 2,     November 3,
                                       2002           2001           2002            2001
                                  -----------    ------------    ------------   -------------
Beginning number of stores                201             198             198             198
Openings                                    3               -               6               -
Closings                                    -               -               -               -
                                  -----------    ------------    ------------   -------------
Ending number of stores                   204             198             204             198
                                  ===========    ============    ============   =============

                           THE SPORTS AUTHORITY, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - continued

13 Weeks Ended November 2, 2002 and November 3, 2001

     Sales for the 13 weeks ended November 2, 2002 were $309.3 million, a $4.5 million or 1.5% increase from sales of $304.8 million for the same period in the prior year. Of the $4.5 million increase, $3.3 million was attributable to six new stores, three of which opened late in the third quarter, and the remaining increase was due to an increase in comparable store sales of $1.1 million or 0.4%. Comparable store sales fell short of Company plans, which forecasted stronger sales given the comparison to a prior year quarter that included the September 11th terrorist attack. The relatively flat performance reflected continued economic uncertainty in 2002, which produced a soft Back-to-School season and only modest increases later in the quarter. From a merchandise perspective, men's branded, ladies activewear, team sports footwear, and licensed apparel categories all produced solid comparable sales increases, reflecting ongoing improvements in product assortments and in-stock positions. These gains were offset by continued declines in the outdoor categories, including hunting and marine. Sales in the hunting category were soft compared to a prior year quarter which showed a surge in sales after September 11. The decline in the marine category was driven by a deterioration of average unit retail prices on electronic products.

     License fee income was $1.2 million or 0.3% of sales for the 13 weeks ended November 2, 2002, compared to $0.8 million or 0.3% of sales for the same period in the prior year. License fee income consists principally of royalties earned under a license agreement between the Company and Mega Sports Co., Ltd. ("Mega Sports"), the Company's Japanese joint venture. Royalties earned under this agreement totaled $0.9 million and $0.7 million for the 13 weeks ended November 2, 2002 and November 3, 2001, respectively. The Company also has a License and E-commerce Agreement with GSI Commerce Solutions, Inc., a subsidiary of GSI Commerce, Inc. ("GSI Commerce"), which operates the e-commerce business of the Company. Royalties under this agreement were $0.3 million during the third quarter of 2002 and $0.1 million for the same period of the prior year.

     Cost of merchandise sold, which includes certain buying and occupancy costs, was 73.1% of sales for the 13 weeks ended November 2, 2002, compared to 72.7% of sales for the same period in the prior year, resulting in a decline in gross margin of 40 basis points. While initial merchandise margins increased as a result of buying initiatives such as private label and vendor bidding programs, these gains were more than offset by, primarily, an increase in inventory shrink, as well as allocated occupancy costs. The Company has experienced an increase in its shrink rate in 2002, which it attributes to: (i) the more precise measurement of shrink (and all other components of margin), under the cost method of accounting versus the retail inventory method previously used, and; (ii) an improved merchandise assortment, including a broader selection of higher-ticket merchandise. The Company has implemented a number of initiatives to reduce shrink, including ongoing rollout of full-service footwear departments that limit access to inventories, and improved physical security of other shrink sensitive items. The increase in allocated occupancy costs referred to above was approximately 60 basis points and was attributable to the sale-leaseback of 10 stores during 2001 and, to a lesser extent, one sale-leaseback and six store openings in 2002. The sale-leaseback transactions impact the Company's Statement of Operations by converting depreciation and interest expense into allocated occupancy costs, thereby reducing gross margin.

     Selling, general and administrative ("SG&A") expenses for the 13 weeks ended November 2, 2002 were $86.9 million, an increase of $1.3 million over the same period of the prior year and flat as a percentage of sales at 28.1%. The increase in expense was due primarily to increased advertising costs, in line with plan, and higher payroll and benefit costs due to new store openings and higher sales volumes. These increases were partially offset by a reduction in depreciation expense due to the sale-leaseback of 11 stores, as well as the effect of a change in the estimated useful life of leasehold improvements. Beginning in the third quarter of 2002, the Company changed the estimated useful life of such assets from ten years to the remaining term of the underlying property lease, plus committed lease renewal periods. The change resulted in a reduction in depreciation expense in the third quarter of 2002 of $0.3 million.

     Pre-opening expense for the 13 weeks ended November 2, 2002 was $0.7 million and related to three store openings. The Company opened no stores during the prior year period. Pre-opening expense consists principally of store payroll expense for associate training and store preparation, occupancy costs and grand-opening advertising expenditures.

                           THE SPORTS AUTHORITY, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - continued

     Net interest expense for the 13 weeks ended November 2, 2002 was $1.0 million or 0.3% of sales, compared to $2.7 million or 0.9% of sales for the same period in the prior year. The decrease of $1.7 million reflected a decline in interest rates combined with a reduction in overall debt levels year over year. Additionally, interest expense in 2002 was offset by net interest income on mortgage notes receivable acquired by the Company in January 2002.

     No tax provision or benefit was recorded for the 13 weeks ended November 2, 2002 and November 3, 2001. Exclusive of the anticipated one-time benefit described below, the Company expects its effective tax rate to be nominal in 2002 due to the availability of federal and state net operating loss carryforwards and the reversal of other tax deductible temporary differences which will offset any current year tax provision. In 1999, the Company recorded a valuation allowance on 100% of its net deferred tax assets based on a presumption that such tax assets would not be realized due to recurring losses experienced at that time. As of February 2, 2002, the remaining valuation allowance was $49.6 million, which will be reduced as the deferred tax assets are realized or when the Company has generated sufficient income to overcome the presumption that such assets will not be realized. Based on its current earnings projections, the Company expects to overcome this presumption in the fourth quarter of 2002. As a result, it expects to reverse substantially all of the valuation allowance on its deferred tax assets (other than the portion related to certain state net operating loss carryforwards), resulting in a one-time, non-cash tax benefit of approximately $35.0 million.

     The net loss for the 13 weeks ended November 2, 2002 was $4.2 million, compared to $4.5 million for the same period of the prior year.

39 Weeks Ended November 2, 2002 and November 3, 2001

     Sales for the 39 weeks ended November 2, 2002 were $1,038.5 million, a $23.5 million or 2.3% increase from sales of $1,015.0 million for the same period in the prior year. The increase was attributable to an increase in comparable store sales of $15.1 million or 1.5%, combined with non-comparable sales from six new stores and the catalog and commercial sales programs of $8.4 million. The increase in comparable store sales resulted from strong performances in a number of categories, including ladies activewear, licensed product, team sports footwear, and fitness. These categories benefited from improvements in merchandise assortments, in-stock positions and aged merchandise, as well as the popularity of fitness items such as yoga products and hand-held weights earlier in the year. Partly offsetting these increases were significant declines in outdoor categories such as hunting, fishing and marine.

     License fees and rental income were $3.3 million or 0.2% of sales for the 39 weeks ended November 2, 2002, compared to $2.3 million or 0.2% of sales for the same period in the prior year, and consisted primarily of royalties earned under the Mega Sports license agreement of $2.8 million and $2.1 million, respectively. Royalties under the GSI Commerce agreement were $0.5 million and $0.2 million, respectively.

     Cost of merchandise sold, including certain buying and occupancy costs, was 72.6% of sales for the 39 weeks ended November 2, 2002, compared to 72.8% of sales, for the same period in the prior year, resulting in an increase in gross margin of 20 basis points. The net increase reflects improvements in initial merchandise margins in 2002 due to the following factors: the continued impact of buying and merchandising initiatives, including vendor bidding, private label and import buying programs; lower logistics costs due to improved operating efficiencies and improved execution of vendor compliance programs; and the effect of the Company's conversion from the retail inventory method of accounting to the cost method in the first quarter of 2001. This conversion has improved the Company's ability to more precisely measure the distinct components of merchandise costs and to use such measurements to make better buying and pricing decisions. Gains in initial merchandise margins were largely offset by increases in inventory shrink and allocated occupancy costs, as previously discussed.

                           THE SPORTS AUTHORITY, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - continued

     SG&A expenses for the 39 weeks ended November 3, 2002 were $275.6 million or 26.5% of sales, as compared to $267.4 million or 26.3% of sales for the same period in the prior year. The $8.2 million increase was largely due to an increase in payroll and benefits of $8.6 million from new store openings and higher sales volumes. Additionally, net advertising expense increased $1.1 million, commensurate with the Company's advertising plan. These increases were partially offset by a decline in depreciation expense of $2.3 million, primarily due to the sale-leaseback transactions and, to a lesser extent, the change in depreciable lives previously discussed.

     Store exit costs were $1.9 million or 0.2% of sales for the 39 weeks ended November 3, 2001, and related primarily to lease termination fees paid for two previously closed store sites which exceeded the recorded obligations for these stores.

     Corporate restructuring costs were $0.8 million or 0.1% of sales for the 39 weeks ended November 3, 2001. During the first quarter of 2001, the Company approved a corporate restructuring plan to consolidate certain departmental functions in response to the Company's plans for limited growth at that time, resulting in the elimination of 44 positions. The Company has satisfied its obligations under the restructuring plan.

     Interest, net for the 39 weeks ended November 2, 2002 was $3.5 million or 0.3% of sales, compared to $11.2 million or 1.1% of sales for the same period in the prior year. The decrease in expense was due to a market decline in interest rates as well as a reduction in the Company's overall debt levels.

     No tax provision or benefit was recorded for the 39 weeks ended November 2, 2002 and November 3, 2001. Exclusive of the anticipated one-time benefit described previously, the Company expects its effective tax rate will be nominal in 2002 due to the availability of federal and state net operating loss carryforwards and the reversal of other tax-deductible temporary differences which will offset any current year tax provision.

     During the 39 weeks ended November 3, 2001, the Company purchased $31.9 million principal amount of the Notes for $31.4 million, and recorded an extraordinary gain of approximately $0.5 million. The Company repaid its remaining obligation under its convertible subordinated notes ("Notes") on the September 17, 2001 maturity date.

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

     Net income for the 39 weeks ended November 2, 2002 was $6.7 million, as compared to a net loss of $3.3 million for the same period in the prior year.

Liquidity and Capital Resources

     Subsequent to November 2, 2002, the Company completed an amendment of its $335 million Credit Facility which, among other things, extended the term of the Credit Facility from September 2003 to September 2006. Additionally, the interest rate margin that the Company pays on borrowings was changed to a range of 1.50% to 2.25%, based on Collateral Availability and attainment of certain earnings before interest, taxes, depreciation and amortization ("EBITDA") thresholds. Previously, the margin rate ranged from 1.75% to 2.25%, based on Collateral Availability. The amendment also increased the inventory advance rate used to determine the Company's borrowing base, and includes a provision which permits limited repurchases of the Company's common stock. The Company remains subject to a limitation on stock repurchases under the Lease Guaranty, Indemnification and Reimbursement Agreement between the Company and Kmart.

                           THE SPORTS AUTHORITY, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - continued

     The Company's principal capital requirements are to fund working capital needs and capital expenditures. For the 39 weeks ended November 2, 2002, these capital requirements were generally funded by operations. Cash flows generated by (used for) operating, investing and financing activities for the 39 weeks ended November 2, 2002 and November 3, 2001 are summarized below.

     Net cash provided by operations was $29.9 million for the 39 weeks ended November 2, 2002, compared to $15.5 million for the same period in the prior year. The increase resulted primarily from an increase in income before extraordinary gains and non-cash items of $7.8 million, from $28.3 million in the 2001 period to $36.1 million in 2002. Reductions in accounts receivable and other current assets year over year, primarily due to timing differences in the collection of vendor entitlements, produced an additional $4.0 million in cash flow in the 2002 period compared to the 2001 period.

     Net cash used by investing activities was $9.4 million for the 39 weeks ended November 2, 2002, compared to net cash provided by investing activities of $31.6 million for the same period in the prior year resulting from the sale-leaseback of ten stores. The 2002 period reflects capital expenditures of $27.1 million, including $14.3 million for store refurbishment, $5.1 million for new store openings, $4.5 million for information systems and $3.2 million for improvements at the corporate headquarters and distribution centers. Capital expenditures were partially offset by the receipt of $9.4 million in principal in satisfaction of mortgage notes held by the Company and secured by two of its store sites, and by principal payments aggregating $0.3 million under remaining mortgage notes secured by three other store sites. The Company acquired the mortgage notes in January 2002, as described more fully in the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 2002. The Company also received proceeds of $5.9 million on the sale-leaseback of one store location completed in the second quarter of 2002, and $2.0 million on the sale of shares of GSI Commerce common stock. The Company exercised warrants to acquire the stock, which it had received as a result of its e-commerce relationship with GSI Commerce, in the fourth quarter of 2001. The shares were sold for net proceeds of $2.5 million, of which $0.5 million was received in cash in 2001, and the remaining $2.0 million in the first quarter of 2002. As a result of these transactions, the Company has no further stock or warrant interest in GSI Commerce.

     Net cash used for financing activities was $20.0 million for the 39 weeks ended November 2, 2002, compared to $48.3 million for the same period of the prior year. Debt reductions were financed in both periods by operating and investing cash flows, but to a lesser extent in 2002 since such cash flows were also required to fund the higher level of capital spending. The 2001 period reflected the payoff of the remaining Notes obligation, which was financed largely with proceeds from the 2001 sale-leaseback. At November 2, 2002, borrowings under the Credit Facility were $159.2 million, and unused availability was $112.0 million.

     The Company's working capital at November 2, 2002 was $191.9 million, compared to $209.0 million at November 3, 2001, a decrease of $17.1 million. The decrease reflects a decline in inventories of $13.9 million, combined with an increase in accounts payable of $9.0 million as a result of improved accounts payable financing.

     During 2002, the Company has opened six new stores, completed the remodel of 30 existing stores and commenced remodels on several others, and commenced the design phase of a new 416,000 square foot distribution center in New Jersey. Full year capital expenditures in 2002 are expected to range from $38 - $43 million.

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

New Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations," which requires capitalization of any retirement costs as part of the total cost of the related long-lived asset. Adoption of SFAS 143 is required for years beginning after June 15, 2002. The Company does not expect that the implementation of SFAS 143 will have a material impact on its financial position or results of operations

    In June 2002, the FASB issued SFAS 146, "Obligations Associated with Exit or Disposal Activities." SFAS 146 requires companies to record a liability for costs associated with an exit activity when that liability is incurred and can be measured at fair value. SFAS 146 is required for exit activities initiated after December 31, 2002. The Company does not expect that the implementation of SFAS 146 will have a material impact on its financial position or results of operations.

Critical Accounting Policies

     The Company's financial statements are based on the application of critical accounting policies which may require the use of significant estimates and judgments. A discussion of critical policies requiring the use of significant estimates or judgments is included in the Company's Annual Report on Form 10-K for the year ended February 2, 2002.

Forward-Looking Statements

    Certain statements under the heading "Management's Discussion and Analysis" and elsewhere in this Quarterly Report constitute "forward-looking statements" made in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. As such, they involve risks and uncertainties that could cause actual results to differ materially from those set forth in such forward-looking statements. The Company's forward looking statements are based on assumptions about, or include statements concerning, many important factors, including without limitation, consumer confidence, changes in discretionary consumer spending and consumer preferences, particularly as they relate to sporting goods, athletic footwear and apparel and the Company's particular merchandise mix and retail locations; the Company's ability to effectively implement its merchandising, vendor relationship, inventory control, marketing, store remodeling, electronic commerce, supply chain, logistics and other strategies; increasing competition from other retailers; unseasonable weather; fluctuating gross profit margins; product availability; capital spending levels; and the effects of possible terrorist attacks. The Company undertakes no obligation to release publicly the results of any revisions to these forward looking statements to reflect events or circumstances after the date such statements were made.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     At November 2, 2002, there had not been a material change in the market risk information disclosed in the Company's Annual Report on Form 10-K for the year ended February 2, 2002 under the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 4.  Controls and Procedures

     An evaluation was performed of the effectiveness of the design and operation of the Company's disclosure controls and procedures, within 90 days of the filing date of this report. This evaluation was conducted under the supervision and with the participation of the Company's management, including its Chief Executive Officer and its Chief Financial Officer. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls since the date the controls were evaluated.

Part II.  OTHER INFORMATION

     Item 1.  Legal Proceedings

     The Company is one of thirty-three named defendants, including firearms manufacturers and retailers, in City of Chicago and County of Cook v. Beretta U.S.A. Corp. et al., Circuit Court of Cook County, Illinois. This suit was served on the Company in November 1998. The complaint was based on legal theories of public nuisance and negligent entrustment of firearms and alleged that the defendants distributed, marketed and sold firearms in the portion of Cook County outside Chicago that were found illegally in Chicago. The complaint sought damages allocated among the defendants exceeding $433 million to compensate the City of Chicago and Cook County for their alleged costs resulting from the alleged public nuisance. The complaint also sought punitive damages and injunctive relief imposing additional regulations on the methods the defendants use to distribute, market and sell firearms in Cook County. In February 2000, the Court dismissed the complaint's negligent entrustment count. The plaintiffs filed an amended complaint with the Court's permission in March 2000, which contained both the public nuisance and negligent entrustment counts. In September 2000, the Court granted the motions of the defendants to dismiss the amended complaint, in its entirety, with prejudice. In October 2000, the plaintiffs appealed to the Appellate Court of Illinois, First Judicial District, but did not pursue the negligent entrustment issue before the Appellate Court. On November 4, 2002, the Appellate Court reversed the dismissal of the amended complaint and remanded the case to the trial court for further proceedings on the public nuisance issue. On November 25, 2002 the Company filed a petition for rehearing with the Appellate Court. The Company is currently unable to predict the outcome of this case.

     Item 6.  Exhibits and Reports on Form 8-K

              (a)    Exhibits:

                     See Index to Exhibits on Page 20

              (b)    Reports on Form 8-K:

                     Report on Form 8-K, dated August 20, 2002, with respect to the resignation of James R. Tener as Chief Operating Officer.

                     Report on Form 8-K, dated September 5, 2002, with respect
                         to the hiring of Louis-Philippe Vanier as Executive Vice President of Store Operations.

                           THE SPORTS AUTHORITY, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         THE SPORTS AUTHORITY, INC.



Date:  December 17, 2002                 By: /S/  MARTIN E. HANAKA
                                                  ----------------
                                                  Martin E. Hanaka
                                                  Chairman and
                                                  Chief Executive Officer



Date:  December 17, 2002                 By: /S/  GEORGE R. MIHALKO
                                                  -----------------
                                                  George R. Mihalko
                                                  Vice Chairman, Chief
                                                  Administrative Officer and
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)



Date:  December 17, 2002                 By: /S/  TODD WEYHRICH
                                                  -------------
                                                  Todd Weyhrich
                                                  Senior Vice President and
                                                  Controller
                                                  (Principal Accounting Officer)

                         CERTIFICATION UNDER SECTION 302
                            OF THE SARBANES-OXLEY ACT

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

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosures controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officer and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/S/  MARTIN E. HANAKA
     ----------------
     Martin E. Hanaka
     Chairman and
     Chief Executive Officer

                         CERTIFICATION UNDER SECTION 302
                            OF THE SARBANES-OXLEY ACT

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

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosures controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

(6) The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/S/  GEORGE R. MIHALKO
     -----------------
     George R. Mihalko
     Vice Chairman, Chief Administrative
     Officer and Chief Financial Officer
     (Principal Financial Officer)

                                INDEX TO EXHIBITS

Exhibits
--------

 3.1      Amended and Restated Bylaws of the Company, as amended November 20,
           2002.

10.1      Second Amendment to Amended and Restated Loan and Security Agreement,
           dated November 12, 2002, between Fleet Retail Finance, Inc., as Agent for the Lenders referenced therein, the Lenders referenced therein, and the Company and its wholly-owned United States subsidiaries.

10.2      Form of Severance Agreement dated as of September 16, 2002 between the
           Company and Louis-Philippe Vanier, incorporated by reference to
           Exhibit 10.2 to the Form 10-Q for the second quarter of 2001.

99.1      Certification of Chief Executive Officer, pursuant to 18 U.S.C.
           Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2      Certification of Chief Financial Officer, pursuant to 18 U.S.C.
           Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.