Form 10-K
period 2003-02-01
SPORTS AUTHORITY INC /DE/
filed 2003-04-04
CIK 929470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended February 1, 2003

Commission File No. 1-13426

THE SPORTS AUTHORITY, INC.

(Exact name of registrant as specified in its charter)

Delaware	36-3511120
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3383 N. State Road 7, Ft. Lauderdale, Florida	33319
(Address of principal executive offices)	(Zip Code)

(954) 735-1701

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of Each Exchange on which Registered
Common Stock, $.01 par value	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☒    No  ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the last sale price of registrant’s common stock on August 2, 2002, as reported by The New York Stock Exchange, was approximately $241 million. In determining the market value of non-affiliate voting stock, shares of registrant’s common stock beneficially owned by each executive officer and Director have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 33,013,544 Shares of Common Stock outstanding as of March 31, 2003.

Documents Incorporated by Reference: None.

PART I

We use terms such as “we,” “our” “us” or “Company” in this Annual Report on Form 10-K when we refer to The Sports Authority, Inc. and our consolidated subsidiaries, unless the context indicates otherwise. Unless we indicate otherwise, when we refer to a year or a quarter in this prospectus, we are referring to our fiscal year or our fiscal quarter for the year or quarter indicated. Our fiscal year ends on the Saturday closest to the last day of January. As a result, the actual number of weeks in our fiscal year fluctuates and occasionally results in a 53-week fiscal year.

Forward Looking Statements

Certain statements contained in or incorporated by reference in this Annual Report on Form 10-K constitute “forward looking statements” made in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward looking statements can be identified by, among other things, use of forward looking terms such as “believes,” “expects,” “estimate,” “may,” “will,” “should,” “seeks,” “pro forma,” “anticipates,” “intends” or the negative of any of these terms, or comparable terminology, or by discussions of strategy or intentions. As such, they involve risks and uncertainties that could cause actual results to differ materially from those set forth in such forward looking statements. Our forward looking statements are based on assumptions about, or include statements concerning, many important factors, including without limitation, consumer confidence, changes in discretionary consumer spending and consumer preferences, particularly as they relate to sporting goods, athletic footwear and apparel and our particular merchandise mix and retail locations; our ability to effectively implement our merchandising, inventory control, marketing, store remodeling and growth, electronic commerce, supply chain, logistics and other strategies; increasing competition from other retailers; unseasonable weather; fluctuating sales margins; product availability; capital spending levels; the timing and completion of our pending merger with Gart Sports Company, which is subject to regulatory and shareholder approvals and conditions contained in the merger agreement, and the ability of the Company and Gart Sports Company to integrate our operations successfully and without unanticipated costs and to realize the anticipated synergies and other benefits from the pending merger; and the effects of possible terrorist attacks and the Middle Eastern conflict. The Company undertakes no obligation to release publicly the results of any revisions to these forward looking statements to reflect events or circumstances after the date such statements were made.

ITEM 1. BUSINESS

General

With sales of $1.4 billion in 2002, we are the largest full-line sporting goods retailer in the United States. Our strategy is to offer our customers extensive selections of competitively priced, quality, brand name sporting goods, including athletic footwear and apparel, with a focus on customer service through multiple channels, and to establish clear leadership in existing markets through focused growth. At February 1, 2003, we operated 205 stores in 33 states across the United States, substantially all of which range in size from 35,000 to 45,000 square feet. An additional 39 “The Sports Authority” stores are operated in Japan by Mega Sports Co., Ltd. under a license agreement with us. Mega Sports is a joint venture between us and AEON Co., Ltd., a major Japanese retailer which owns 9.2% of our shares. We own 19.9% of Mega Sports and AEON owns the remaining 80.1%. Our retail website, www.thesportsauthority.com, offers an internet based shopping alternative augmenting our store presence and is operated by a subsidiary of GSI Commerce, Inc. under a license agreement with us.

We maintain a website with the address www.thesportsauthority.com. We are not including the information contained on our website as part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission.

We were incorporated in Delaware in 1987 and acquired by Kmart Corporation in 1990. Kmart divested its interest in us in public offerings in November 1994 and October 1995 and no longer owns any interest in us.

On February 20, 2003, we announced that we had entered into an Agreement and Plan of Merger (“Merger Agreement”) dated February 19, 2003 with Gart Sports Company (“Gart Sports”) and Gold Acquisition Corp., a wholly-owned subsidiary of Gart Sports (“Merger Sub”). Pursuant to the Merger Agreement, Merger Sub will merge with and into us, we will become a wholly-owned subsidiary of Gart Sports and Gart Sports will change its name to The Sports Authority, Inc. Our shareholders will receive 0.37 of a share of Gart Sports’ common stock for each share of our common stock. At the closing of the transaction, Gart Sports is expected to have approximately 25 million diluted shares outstanding. The stockholders of Gart Sports and our company will each own approximately 50 percent of the combined company after the merger is completed.

The transaction is subject to: (i) adoption of the merger agreement and approval of the merger by our shareholders; (ii) the approval by Gart Sports’ shareholders of the issuance of Gart common stock in connection with the merger and of amendments to its certificate of incorporation to increase the number of shares of its stock and to change its name to The Sports Authority, Inc.; (iii) absence of any legal restraint (including the expiration or termination of the waiting period applicable to the merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976); (iv) the effectiveness of a registration statement on Form S-4 for the shares of Gart Sports to be issued in the merger; (v) Gart Sports entering into a credit facility; (vi) Gart Sports and our receipt of a legal opinion that the merger will be treated as a “reorganization” and therefore not a taxable transaction to our shareholders; and (vii) absence of a material adverse effect on the other party, accuracy of the representations made by the other party and performance of covenants by the other party. The merger is structured to be tax-free to our shareholders. Green Equity Investors, L.P. (“GEI”), which beneficially owns approximately 26% of Gart Sport shares, has entered into a Stockholder’s Agreement with us dated as of February 19, 2003 (the “Stockholder’s Agreement”) pursuant to which GEI has agreed to vote its Gart Sports shares in favor of the Gart Sports share issuance contemplated by the Merger Agreement, subject to terms and conditions of the Stockholder’s Agreement. We expect to complete the merger during the second or early third calendar quarter of 2003. On April 2, 2003, the waiting period applicable to the merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 expired.

Following completion of the merger, Martin E. Hanaka, our chairman and chief executive officer, will serve as chairman of the board of the combined company, and John Douglas Morton, president and chief executive officer of Gart Sports, will become vice chairman and chief executive officer of the combined company. Elliott J. Kerbis, our president and chief merchandising officer, will become president and chief merchandising officer of the combined company. Thomas T. Hendrickson, chief financial officer of Gart Sports, will become non-director vice chairman, chief administrative officer, chief financial officer and treasurer of the combined company. The remainder of the management team of the combined company will be comprised of executives of both Gart Sports and our company.

The combined company’s board of directors will consist of a total of nine directors, four designated by each of the two companies from their current boards, including Messrs. Hanaka and Morton, and one new director, presently unaffiliated with either Gart Sports or us.

Industry Overview, Competition

The sporting goods retail sector is highly fragmented and intensely competitive. This sector is comprised of five principal categories of retailers, including traditional sporting goods retailers, specialty sporting goods retailers, full line sporting goods retailers, mass merchandisers, and catalog and Internet retailers. In addition, a variety of other retailers sell various types of sporting goods, principally athletic footwear and apparel.

Traditional Sporting Goods Retailers. Traditional sporting goods retailers tend to have relatively small stores, generally range in size from 5,000 to 20,000 square feet and are frequently located in malls or strip centers. Examples of these retailers are Modell’s Sporting Goods, Champs, Big 5 Sporting Goods, and Hibbett Sporting Goods. These retailers typically carry limited quantities of each item in their assortment and generally offer a more limited selection at higher prices than full line sporting goods retailers.

Specialty Sporting Goods Retailers. Specialty sporting goods retailers include specialty shops and are frequently located in malls or strip centers. Examples of these retailers include Edwin Watts Golf Shops, Golfsmith, Nevada Bob’s, Foot Locker, Foot Action, The Athlete’s Foot, Bass Pro Shops, Just for Feet, The Finish Line, West Marine, Cabela’s and REI. These retailers also include pro shops that often are single store operations. These retailers typically carry a wide assortment of one specific product category, such as athletic shoes or golf, tennis, camping or outdoor equipment, and generally have higher prices than full line sporting goods retailers.

Full Line Sporting Goods Retailers. Full line sporting goods retailers like us, generally range in size from 20,000 to 70,000 square feet, offer a broad selection of brand name sporting goods and tend to be either anchor stores in strip malls or in free-standing locations. Examples of these retailers include Gart Sports Company, which includes Sportmart and Oshman’s Sporting Goods, Dick’s Sporting Goods, Academy Sports and Outdoors, Sport Chalet, Galyan’s Trading Company, GI Joes, Decathlon and Dunham’s Sports.

Mass Merchandisers. Mass merchandisers’ stores generally range in size from 50,000 to 200,000 square feet, feature sporting goods as part of their overall assortment and are located primarily in strip centers, free-standing locations or shopping malls. Stores in this category include discount retailers such as Wal-Mart, Target and Kmart, warehouse clubs such as Costco, and department stores such as JC Penney and Sears. These retailers usually have limited selection and fewer brand names and typically do not offer the customer service offered by specialty and full line sporting goods retailers.

Catalog And Internet Retailers. We compete with catalog and Internet retailers such as LL Bean, Eddie Bauer, Land’s End and Cabela’s, Internet retailers such as ShopSports.com and websites operated by GSI Commerce, Inc.

Merchandising

We offer a wide variety of sporting goods including equipment, footwear, apparel and accessories, ranging from value-oriented merchandise to high-end performance products at higher price points. This merchandise assortment is intended to meet the diverse needs of customers from the everyday athlete to the sports enthusiast. Our focused buying, economies of scale and store size permit us to offer this extensive selection at competitive prices. We offer brands from over 625 vendors including Nike, New Balance, Titleist, Taylor Made, Reebok, Wilson, Russell, Diamondback, Rossignol, Salomon and North Face. In addition, we are continuing to expand our exclusive assortment of private label merchandise.

Our stores offer an average of over 40,000 SKUs. New brands and products are continuously introduced and featured in our stores and our advertising. We also tailor merchandise assortments and store space allocations to reflect regional differences in customer preferences. This is accomplished by considering geographic as well as demographic differences by market and involves differentiation in brands, sizes, colors, fabrication and seasonality of the assortment.

Our merchandise consists of hard lines and soft lines. Hard line merchandise includes equipment for team sports, fitness, outdoor sports, golf, racquet sports, cycling, water sports, marine, snow sports and general merchandise. Soft lines merchandise includes athletic and active footwear and apparel. The following table shows our sales by each major category as a percentage of total sales for the periods indicated:

	Fiscal Years
Category	2002	2001	2000
Hard Lines	52%	51%	51%
Soft Lines:
Apparel	23%	21%	21%
Footwear	25%	28%	28%

Total	100%	100%	100%

Our merchandise can be further divided into the following categories: Athletic and Active Apparel, Athletic and Active Footwear, Fitness Sports, Outdoor Sports, Recreational Sports and Winter Sports.

Athletic And Active Apparel. This category consists of both casual and leisure apparel, as well as apparel designed and fabricated for specific sports, in men’s, women’s and children’s assortments. Casual and leisure apparel includes basic and seasonal T-shirts, shorts, sweats and warm-ups. Performance specific apparel includes merchandise for sports such as golf, tennis, running, fitness, soccer, baseball, football, hockey and skiing. The apparel category also includes NCAA and professional league licensed apparel.

Athletic And Active Footwear. Our footwear category includes casual footwear intended for day-to-day street wear and athletic shoes for running, walking, tennis, fitness, cross training, basketball and hiking. We also carry specialty footwear including a complete line of cleated shoes for baseball, football, soccer and golf. Other categories within our footwear department are in-line, figure and hockey skates, and socks and accessories.

Fitness Sports. Our fitness category includes broad assortments for aerobic and anaerobic workouts, including treadmills, recumbent and elliptical stationary bicycles, weight benches, dumbbells and free weights. We carry a selection of yoga products, boxing equipment and accessories. Our cycling department offers all-terrain, touring, comfort, 20” BMX and freestyle bicycles, plus a complete range of cycling accessories including gloves, helmets and water bottles. We offer home delivery and assembly of fitness equipment and in-store bicycle repairs and assembly.

Outdoor. Our outdoor category includes camping equipment such as tents, sleeping bags and cooking appliances, fishing gear such as rods, reels, tackle and accessories, hunting products such as rifles, shotguns, ammunition, hunting apparel and boots, optics such as binoculars and scopes, knives and cutlery, archery equipment and accessories. We also carry marine and water sports equipment, including navigational electronics, diving and snorkeling equipment, water skis, inflatable boats, rafts, kayaks, canoes and accessories.

Recreational Sports. Our team sports category includes a full range of equipment and accessories for team sports such as basketball, baseball, soccer, football, hockey and lacrosse. Our golf line includes a complete assortment of golf clubs and club sets, bags, balls, teaching aids and accessories. Our racquet sports line includes equipment for tennis, racquetball, squash, badminton and platform or paddle ball. We also offer services such as racquet stringing and trial demonstration periods.

Winter Sports. Our winter sports category includes a complete line of ski apparel, including technical outerwear, bib pants, thermal underwear, sweaters and accessories. We also carry a complete line of ski equipment, including Alpine and cross country skis, snowboards, boots, bindings, goggles and accessories. We also provide technical services to support new sales and tune-ups on customers’ equipment.

Private Label Program. We market lines of directly sourced merchandise under our private brands including “The Sports Authority,” “TSA Total Sports America,” “TSA Athletic,” “Estero,” “Parkside,” “Northpoint Adventure Gear,” “Masse,” “ProV2,” “Woodbridge,” “Ocean Ridge,” “CO2” and “Tranquil Escapes.” We also market certain “Head” and “Body Glove” merchandise under licenses. We recently acquired the “Golf Day” brand name as part of our strategy to expand the golf category and to differentiate ourselves from our competitors by developing dedicated specialty shops within our stores. We intend to increase our selection of private label products in 2003.

Stores

We operate full line stores located primarily in regional strip or power centers that generally have large format retail tenants. Some of our stores are located in malls and stand-alone locations. Substantially all of our stores range in size from 35,000 to 45,000 square feet. We continue to remodel our stores from a warehouse format to a specialty store-within-a-store format to create a more convenient, customer-friendly shopping environment. Our new store format features a full-service footwear department, relocated departments for greater visibility, a brighter color palette and light level, lower shelving and fixture profiles and enhanced signage. Our new format enables us to strategically arrange products to allow for improved cross-merchandising of related items, a display method commonly used by specialty shops and pro shops. We remodeled one store in 2000, eight stores in 2001 and 30 stores in 2002. We plan to remodel approximately 40 during 2003 and almost all of our stores by 2005.

We intend to open approximately seven new stores in 2003. As part of our focused growth strategy, we seek to open new stores primarily in our existing multi-store and contiguous markets. We believe we can achieve significant market penetration and greater economies of scale by leveraging existing distribution, advertising and management expenses, while minimizing cannibalization of sales at existing stores in these markets. We also believe our strategy of focused growth in existing multi-store markets will result in greater name recognition and enhanced customer convenience in each market. We believe that achieving and maintaining greater market penetration will enable us to compete more effectively and increase profitability and return on capital. In analyzing markets, we evaluate the market’s potential in terms of total number of store locations. We select sites based on demographics such as income levels and distribution, age and family size, population, regional access, co-tenancy, available lease terms, visibility, parking and distance from competition.

We generally lease new store locations through long-term operating leases. The cost of opening a new store generally ranges from approximately $2.0 million to $2.4 million, consisting primarily of the investment in inventory (net of vendor financing), the cost of furniture, fixtures and equipment and pre-opening expenses. Pre-opening expenses typically relate to training employees, stocking stores and grand opening advertising.

Customer Service And Store Operations

We seek to distinguish our business from other full line sporting goods retailers, traditional sporting goods retailers and mass merchandisers by offering superior customer service. We intend to accomplish this through a number of key initiatives designed to create a superior customer service culture among our employees by offering enhanced employee training, product knowledge certification for employees and specialty services such as tennis racket stringing, bicycle assembly, repair and maintenance and ski equipment tune-up. We are also using Internet based hiring kiosks to identify customer centric applicants. In addition, store management compensation includes incentive compensation to reward superior customer satisfaction. Our customer service initiatives are designed to encourage our customers to “Get Out and Play” and encourage our store employees to create a fun, satisfying shopping experience for their customers. In addition, our initiatives are designed to promote corporate community involvement and increase employee retention.

Utilizing benefits from recent information systems investments, we continue to increase the level of precision in developing planograms, which allow each store to display merchandise based on centrally developed presentation standards. The layouts for each department are also centrally developed to ensure that each store utilizes display techniques to highlight merchandise and present a consistent and attractive shopping environment.

Other Distribution Channels

E-Commerce. We offer merchandise through alternative channels such as www.thesportsauthority.com, a retail website operated by a subsidiary of GSI Commerce, Inc. (“GSI”) under a license and e-commerce agreement. Under this agreement, GSI owns certain content and technology related to the website and hosts, maintains, fulfills orders and furnishes all other “back-end” operations required to operate the website. GSI receives all revenue generated from the website and pays us a royalty for using our trademarks, service marks and the domain name, www.thesportsauthority.com, and other intellectual property owned by us. Royalties paid by GSI are based on sales through the website. Customer information obtained from operation of the website is jointly owned by GSI and us. GSI may use this information only to design, develop, operate, maintain and promote the website and to perform GSI’s obligations under the license agreement. The website offers an online channel for customers to purchase a wide selection of sporting goods, with detailed product information, buying guides and size charts, along with special features such as item comparison charts, multiple views of an item, “E-mail to a Friend” and “Pro Tips.” The website also integrates information about us, including corporate and investor information, job opportunities, a retail store locator, and promotional and community event listings. We continue to test “in-store” interactive kiosks in selected stores in an effort to expand our e-commerce business.

Team And Catalog Sales. In 2002, we continued to develop our team sales division in an effort to expand into other channels of distribution for our products. The team sales division offers special order team uniforms, footwear and equipment for leagues, recreational organizations and schools through our outside sales force. In 2002, we suspended distribution of The Sports Authority Direct, a retail catalog which was launched in 2001.

Merchandise Purchasing And Allocation

Our merchandise purchasing and allocation departments manage all aspects of merchandise procurement, including the allocation of fashion and seasonal merchandise and replenishment of basic merchandise. Our central buying staff, in consultation with our allocation department and store operations, uses our sophisticated merchandise planning systems to determine our merchandise mix. These systems allow us to manage our sales and inventory levels by store to the SKU level. We use an automated allocation system to allocate basic merchandise to stores based on planned sales, recent sales trends and inventory position. We also utilize an automated replenishment system for a substantial number of products in our active assortment. The replenishment system allows us to balance merchandise in-stock levels to satisfy customer demand with the costs associated with carrying excess inventory.

We currently purchase merchandise from over 625 vendors. Our largest vendor, Nike, Inc., accounted for approximately 12.7% of total merchandise we purchased in 2002. We do not maintain any material long-term or exclusive commitments or arrangements to purchase merchandise from any vendor.

Supply Chain

During 2002, approximately 88% of our stores received some of their merchandise directly from our two distribution centers. Merchandise that is not shipped from our distribution centers is shipped directly to the stores from our vendors. One of our distribution centers is a 300,000 square foot facility located near Atlanta, Georgia. Our other distribution center is a 100,000 square foot facility located in Chino, California. Our distribution centers are flow-through facilities that receive and allocate merchandise to our stores. No reserve storage is maintained at these centers.

We are in the final stages of equipping and testing the material handling and warehouse management systems in our new 416,000 square foot distribution center in Burlington, New Jersey. Our new distribution center has been designed to accommodate reserve storage that will be introduced to better service the stores which will be supplied by this distribution center. We are planning to retrofit our existing distribution centers to accommodate reserve storage in 2003. We expect to gradually commence operations at the Burlington, New Jersey distribution center beginning in our second quarter 2003, and to be fully operational in our third quarter

2003. Once fully implemented, we believe our supply chain redesign and upgrades will enable us to improve the flow of merchandise to our stores, improve merchandise in-stock levels and reduce overall inventories.

We use a combination of common carriers and contract carriers who operate tractor trailers to deliver merchandise from our vendors and distribution centers to our stores.

Information Systems

We have upgraded and integrated a “best of breed” portfolio of information systems utilized in our business. The core merchandising functions are supported by a suite of systems provided by JDA Software, Inc., an industry leader in retail system software development. JDA’s Merchandise Management System supports our purchase order, inventory management and tracking functions. Planning, allocations and automated replenishment ordering of merchandise are supported by JDA’s Arthur Planning & Allocation systems and E-3 Corporation’s Replenishment systems. These integrated systems facilitate precise, real time analysis of information that has led to improved merchandise in-stock levels at our stores while reducing our overall inventories. We continue to upgrade our systems in order to support our conversion to reserve storage capabilities in our distribution centers.

MarketMax’s merchandise assortment and space planning software continues to be deployed in concert with seasonal category merchandise sets and will enhance our ability to provide store product assortments tailored to individual sporting goods markets. Utilizing JDA’s Retail Ideas, a data warehouse system that stores detailed sales information, in combination with other sophisticated decision support tools, we are able to analyze our daily inventory and sales activity in a number of ways, including by store and SKU.

Supply chain activities are supported primarily by QRS Corporation’s automated purchase order transmission and receipt advisement software and services, Manhattan Associates’ PKMS warehouse management systems and JDA’s suite of systems. These integrated systems allow us to electronically track purchase orders from the time of the order to the final destination and electronic receipt at our stores or distribution centers. Various other reporting and tracking systems provide continuous monitoring of our merchandise within the supply chain.

Store sales transactions are supported by NCR Corporation’s point of sale registers. As part of our new store format and remodel initiatives, an upgraded wireless in-store infrastructure is being installed to support a new generation of wireless access devices that will provide enhanced functionality for customer price verification and inventory management functions.

We are in the early stages of a phased implementation of Kronos’ Internet-based Work Force Central and Smart Scheduler labor management tools that electronically collect labor data that will allow us to measure and improve store workforce productivity.

We communicate with our stores interactively over a sophisticated voice/data network providing a continuous interchange of data and information. Our retail and financial systems utilize IBM’s AS/400 and RS/6000 hardware architectures with Oracle and IBM DB2 databases. Our financial functions are supported by the full suite of Lawson Financial software, which is integrated with the merchandise and supply chain support systems.

Advertising and Promotion

We advertise our merchandise and seek to build name recognition and market share through newspaper advertising, direct mail, voice marketing, broadcast media, billboards and sports sponsorships. The focus on multi-store markets enables us to leverage a substantial portion of our advertising costs. In addition, we use variable levels of advertising among different markets based on effectiveness, and approach each advertising event with a season-based or savings theme. We focus on encouraging consumers to “Get Out and Play,” and to make participation in or attendance at almost any type of sports, leisure or recreational activity a meaningful part of their lifestyle.

We also collect basic customer information in a database that we use for our advertising and marketing initiatives. The database includes over nine million customers. In addition, a third party private label credit card program launched in 1999 currently includes approximately 500,000 customers.

Community Involvement

We committed $1.1 million per year to the Boys & Girls Clubs of America for 2002 and 2003 to fund the operations of the Fitness Authority, a health and fitness educational program that encourages young people to participate in training, fitness evaluations and fitness events. The Fitness Authority events include year-round, age-appropriate fitness activities culminating in regional and national competitions. The Boys & Girls Clubs of America is a national network of over 3,000 clubs that promote and enhance the development of boys and girls by instilling a sense of competence, usefulness, belonging and influence.

Trademarks And Service Marks

We use “The Sports Authority” as our trade name and apply to qualify to do business as such in each jurisdiction where we operate stores under that name. Our retail identity is comprised of the trade name, as well as three families of trademarks and service marks featuring the words “Authority” and “Play,” as well as the names associated with our private label products. Many of these names are registered, or the subject of pending applications, with the U.S. Patent and Trademark Office and other applicable offices around the world. Marks registered in the United States in the “Authority” family include “Authority,” “The Sports Authority,” “Sports Authority,” “The Ski Authority,” “Golf Authority,” “Tennis Authority” and “Team Sports Authority,” among others. Marks used in the “Play” family include “Get Out and Play” and “Come In and Play,” among others. Marks used in our private label program include those listed under the caption “Merchandising.” We vigorously protect our trademarks, service marks and trade name from infringement throughout the world by strategic registration and enforcement efforts. Use of these marks is based on a license from The Sports Authority Michigan, Inc., our wholly-owned subsidiary.

Employees

We have approximately 5,300 full-time and 4,700 part-time employees. Of these, approximately 9,100 are employed in our stores and approximately 900 are employed in corporate office positions, regional and district positions, and our distribution centers. None of our employees are covered by a collective bargaining agreement. We believe that our relationship with our employees is good.

Seasonality

Our annual business cycle is seasonal, with higher sales and profits occurring in the second and fourth quarters. In 2002, our sales trended as follows: 24.8% in the first quarter, 26.3% in the second quarter, 21.7% in the third quarter and 27.2% in the fourth quarter.

ITEM 2. PROPERTIES

The following table lists the location, by state, of our stores as of February 1, 2003.

State	No. of Stores	State	No. of Stores
Alabama	1	Mississippi	1
Alaska	1	Missouri	5
Arizona	8	Nebraska	1
Arkansas	1	Nevada	2
California	9	New Hampshire	2
Connecticut	7	New Jersey	15
Delaware	1	New York	13
Florida	43	North Carolina	7
Georgia	13	Pennsylvania	6
Hawaii	3	Rhode Island	1
Illinois	15	South Carolina	3
Indiana	1	Tennessee	5
Louisiana	1	Texas	2
Massachusetts	5	Virginia	10
Maryland	11	Washington	3
Maine	1	Wisconsin	1

Michigan	7	Total U.S. Stores	205

We operate seven owned stores and 198 stores under long-term leases. We own two additional locations that are closed stores. Store leases typically provide for an initial 10 to 20 year term with multiple five-year renewal options. As current leases expire, we believe that we will generally be able to obtain lease renewals for present store locations, if desired, or obtain leases for equivalent or better locations in the same general area. In most cases, our leases provide for minimum annual rent subject to periodic adjustments, plus other charges, including a proportionate share of taxes, insurance and common area maintenance. Fifty of our store leases are guaranteed by Kmart Corporation. We anticipate that Kmart will seek to extinguish its contingent liability under the guarantees in its bankruptcy proceedings. We do not expect the extinguishment of the guarantees to have a material impact on our business.

We lease a building at 3383 North State Road 7, Fort Lauderdale, Florida, containing approximately 106,000 square feet. This facility houses our corporate offices. Four years remain on the term of this lease and we have two 10-year renewal options. We lease a distribution center containing approximately 300,000 square feet near Atlanta, Georgia pursuant to a lease which expires in September 2010. We also lease a distribution center containing approximately 100,000 square feet in Chino, California pursuant to a lease which expires in March 2004 and a distribution center containing approximately 416,000 square feet in Burlington, New Jersey pursuant to a lease which expires in March 2013. The Burlington distribution center is expected to gradually commence operations beginning in our second quarter of 2003.

We have assigned or terminated our lease obligations at 13 stores that we have closed, and have entered into long-term subleases at three others, one of which covers approximately one-half of the store. We continue our efforts to dispose of the remaining closed store sites which include four leased stores, the remaining space in one leased store and two owned properties.

ITEM 3. LEGAL PROCEEDINGS

We are one of thirty-three named defendants, including firearms manufacturers and retailers, in City of Chicago and County of Cook v. Beretta U.S.A. Corp. et al., Circuit Court of Cook County, Illinois. This suit was served on us in November 1998. The complaint was based on legal theories of public nuisance and negligent entrustment of firearms and alleged that the defendants distributed, marketed and sold firearms in the portion of Cook County outside Chicago that were found illegally in Chicago. The complaint sought damages allocated among the defendants exceeding $433 million to compensate the City of Chicago and Cook County for their alleged costs resulting from the alleged public nuisance. The complaint also sought punitive damages and injunctive relief imposing additional regulations on the methods the defendants use to distribute, market and sell firearms in Cook County. In February 2000, the Court dismissed the complaint’s negligent entrustment count. The plaintiffs filed an amended complaint with the Court’s permission in March 2000, which contained both the public nuisance and negligent entrustment counts. In September 2000, the Court granted the motions of the defendants to dismiss the amended complaint, in its entirety, with prejudice. In October 2000, the plaintiffs appealed to the Appellate Court of Illinois, First Judicial District, but did not pursue the negligent entrustment issue before the Appellate Court. On November 4, 2002, the Appellate Court reversed the dismissal of the amended complaint and remanded the case to the trial court for further proceedings on the public nuisance issue. On November 25, 2002, we filed a petition for rehearing with the Appellate Court which was denied on March 7, 2003. On March 27, 2003, we joined in the petition for leave to appeal to the Illinois Supreme Court by the other defendants of the Appellate Court’s decision reversing the trial court’s dismissal of the amended case. We are currently unable to predict the outcome of this case.

There are various other claims, lawsuits and pending actions against us incident to our operations. In the opinion of management, the ultimate resolution of these matters will not have a material effect on our liquidity, financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM	5. MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

Our Common Stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “TSA.” The following table sets forth, for the fiscal quarters indicated, the high and low market prices for the Common Stock as reported on the NYSE.

Fiscal 2001			Fiscal 2002
Quarter	High	Low	Quarter	High	Low
1st Quarter	$3.74	$1.50	1st Quarter	$14.85	$7.65
2nd Quarter	4.00	2.20	2nd Quarter	14.50	6.80
3rd Quarter	5.70	3.04	3rd Quarter	9.10	4.10
4th Quarter	8.15	4.27	4th Quarter	8.90	5.26

As of March 31, 2003, we had approximately 2,001 shareholders of record. The number of holders of Common Stock does not include the beneficial owners of Common Stock whose shares are held in the name of banks, brokers, nominees or other fiduciaries.

Dividend Policy

We did not declare any dividends in 2001 or 2002 and intend to retain our earnings to finance future internal investments. Therefore, we do not anticipate paying any cash dividends in the foreseeable future. The declaration and payment of dividends, if any, is subject to the discretion of our Board of Directors and to certain limitations under the General Corporation Law of the State of Delaware. In addition, certain agreements contain restrictions on our ability to pay dividends. The timing, amount and form of dividends, if any, will depend on, among other things, our results of operations, financial condition, cash requirements and other factors deemed relevant by the Board of Directors.

Securities Authorized for Issuance Under Equity Compensation Plans. See Item 12 of this Annual Report.

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated financial data set forth below reflects our historical results of operations, financial position and operating data for the periods indicated and should be read in conjunction with the consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.

	Fiscal Year Ended (1)
	February 1, 2003	February 2, 2002	February 3, 2001	January 29, 2000	January 24, 1999
	(in thousands, except per share data)
Statement of Income Data:
Sales	$1,426,874	$1,415,552	$1,485,839	$1,492,860	$1,599,660
Gross margin	396,599	386,799	395,761	360,564	390,959
License fee income	4,804	3,446	2,748	1,829	841
Selling, general and administrative expenses	371,590	360,788	366,092	394,963	410,730
Pre-opening expense	1,734	5	2,131	1,609	11,194
Goodwill amortization	—	—	—	1,963	1,963
Store exit costs	1,740	5,553	2,763	8,861	39,446
Corporate restructuring	—	800	—	(700)	3,930
Impairment of long-lived assets	2,679	—	—	88,751	13,457

Operating income (loss)	23,660	23,099	27,523	(133,054)	(88,920)
Interest, net	(4,590)	(13,332)	(20,744)	(15,287)	(11,965)
Gain on sale of investment securities	—	2,538	—	—	—
Gain on deconsolidation of joint venture	—	—	—	5,001	—

Income (loss) before income taxes, extraordinary gain and accounting change	19,070	12,305	6,779	(143,340)	(100,885)
Income tax benefit (expense)	40,599	—	—	(22,721)	35,028
Minority interest	—	—	—	—	2,066

Income (loss) before extraordinary gain and accounting change	59,669	12,305	6,779	(166,061)	(63,791)
Extraordinary gain, net of tax	—	548	18,647	5,517	—
Cumulative effect of accounting change	—	(503)	—	—	—

Net income (loss)	$59,669	$12,350	$25,426	$(160,544)	$(63,791)

Basic earnings (loss) per common share:
Income (loss) before extraordinary gain	$1.82	$.38	$.21	$(5.19)	$(2.01)
Extraordinary gain, net of tax	—	.02	.57	.17	—
Cumulative effect of accounting change	—	(.02)	—	—	—

Net income (loss)	$1.82	$.38	$.78	$(5.02)	$(2.01)

Diluted earnings (loss) per common share:
Income (loss) before extraordinary gain	$1.75	$.37	$.21	$(5.19)	$(2.01)
Extraordinary gain, net of tax	—	.02	.57	.17	—
Cumulative effect of accounting change	—	(.02)	—	—	—

Net income (loss)	$1.75	$.37	$.78	$(5.02)	$(2.01)

SELECTED CONSOLIDATED FINANCIAL DATA, continued

	Fiscal Year Ended (1)
	February 1, 2003	February 2, 2002	February 3, 2001	January 29, 2000	January 24, 1999
Percent of Sales Data:
Gross margin	27.8%	27.3%	26.6%	24.2%	24.4%
Selling, general and administrative expenses	26.0	25.5	24.6	26.5	25.7
Operating income (loss)	1.7	1.6	1.9	(8.9)	(5.6)
Income (loss) before income taxes, extraordinary gain and accounting change	1.4	0.9	0.5	(9.6)	(6.3)

Selected Financial and Operating Data:
Stores at end of period	205	198	198	203	226
Comparable store sales increase (decrease) (2)	(0.3)%	(3.0)%	1.5%	(3.4)%	(3.7)%
Inventory turnover	2.7	2.7	2.8	2.9	3.1
Weighted average sales per square foot	$164	$165	$175	$172	$177
Weighted average sales per store (3) (in thousands)	7,091	7,152	7,440	7,282	7,661
Average sale per transaction	46.56	46.03	47.68	45.67	46.53
End of period inventory net of accounts payable per store (in thousands)	1,233	1,274	1,495	1,250	831
Capital expenditures (in thousands)	38,339	20,486	35,879	31,640	84,561
Depreciation and amortization (in thousands)	38,987	41,663	40,840	46,908	47,921

Balance Sheet Data - End of Period: (in thousands)
Working capital (4)	$181,826	$188,738	$160,200	$62,102	$30,545
Total assets	609,008	601,157	662,547	643,003	897,454
Long-term debt	121,425	179,333	205,100	126,029	173,248
Stockholders’ equity	216,877	155,123	142,317	116,110	272,912

(1)	The fiscal years ended February 3, 2001 and January 29, 2000 consisted of 53 weeks. All other fiscal years shown each consisted of 52 weeks.

(2)	Reflects comparable store sales, excluding sales from stores closed in the respective fiscal years. (See Management’s Discussion and Analysis of Financial Condition and Results of Operations.) A store is considered comparable in its thirteenth full month of operation.

(3)	For 2000 and 1999, weighted average sales per store have been adjusted to reflect a comparable 52-week period.

(4)	The higher levels of working capital beginning in 2000 reflects the reclassification of borrowings under our Credit Facility from short-term to long-term based on an amendment to the facility in August 2000.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth our statement of income data as a percent of sales for the periods indicated.

	Fiscal Year Ended
	February 1, 2003	February 2, 2002	February 3, 2001
Sales	100.0%	100.0%	100.0%
Cost of merchandise sold, including buying and occupancy costs	72.2	72.7	73.4

Gross margin	27.8	27.3	26.6
License fee income	0.3	0.2	0.2
Selling, general and administrative expenses	26.0	25.5	24.6
Pre-opening expense	0.1	—	0.1
Store exit costs	0.1	0.4	0.2
Impairment of long-lived assets	0.2	—	—

Operating income	1.7	1.6	1.9
Interest, net	(0.3)	(0.9)	(1.4)
Gain on sale of investment securities	—	0.2	—

Income before income taxes, extraordinary gain and cumulative effect of accounting change	1.4	0.9	0.5
Income tax benefit	2.8	—	—

Income before extraordinary gain and cumulative effect of accounting change	4.2	0.9	0.5
Extraordinary gain, net of tax	—	—	1.2
Cumulative effect of accounting change	—	—	—

Net income	4.2%	0.9%	1.7%

The following table sets forth our store openings and closings for the periods indicated.

	Fiscal Year Ended
	February 1, 2003	February 2, 2002	February 3, 2001
Beginning number of stores (a)	198	198	201
Openings	7	—	5
Closings (a)	—	—	(8)

Ending number of stores	205	198	198

(a)	The beginning number of stores for the fiscal year ended February 3, 2001 excludes two clearance stores, opened on a test basis in previously closed store sites, and subsequently re-closed in the second quarter of 2000.

Critical Accounting Policies and Use of Estimates

Our significant accounting policies are described in Note 2 to the Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. In preparing our consolidated financial statements, we are required to make estimates and judgments that affect the results of operations and the reported value of assets and liabilities. Actual results may differ from these estimates. We believe that the following summarizes the critical accounting policies that require significant judgments and estimates in the preparation of our consolidated financial statements. We made no material changes in the estimation methods used, or application of, our critical accounting policies in 2002.

Vendor Entitlements

Entitlements include rebates, allowances and cooperative advertising funds received from vendors. These funds are determined for each fiscal year and are, at times, dependent on projected purchase volumes and advertising plans. The amounts we receive are subject to changes in market conditions or marketing strategies for the vendors, and changes in our profitability or sell-through of the related merchandise. We record an estimate of earned entitlements based on the latest information available with respect to purchase volumes, advertising plans and status of negotiations with vendors. Certain vendor allowances are used exclusively for promotions and other direct expenses and are recognized as a reduction of selling, general and administrative expenses when earned. Rebates and other incentives are earned based on purchases and/or product sales. These monies are treated as a reduction of inventories and therefore reduce cost of sales as the inventories are sold.

Inventory Valuation

Lower of Cost or Market: Inventory is valued using the lower of weighted average cost or market method. Market is determined based on estimated net realizable value, which is generally the selling price of the merchandise. We regularly review aged and excess inventories to determine if the carrying value of such inventories exceeds realizable value, and record a reserve to reduce the carrying value to net realizable value as necessary. A determination of net realizable value requires significant judgment and estimates and is based on the age and levels of inventories, our historical markdown experience, anticipated markdowns, future merchandising and advertising plans, seasonal considerations, expected business trends and other factors.

Shrink Reserves: Shrink is accrued as a percentage of merchandise sales based on historical shrink trends. We perform physical inventories at the stores and distribution centers throughout the year. The shrink reserve at February 1, 2003 represents an estimate of shrink at each location since the last physical inventory date. Estimates by location and in the aggregate are impacted by internal and external factors and may vary significantly from actual results.

Store Exit Reserves

Store exit reserves represent obligations associated with closed stores, which are established at the net present value of estimated costs to be incurred beyond the store closing date until final disposition of the property, including lease obligations, real estate taxes and other occupancy related costs. We actively pursue the sublease, assignment or termination of lease obligations at closed store sites. In recording store exit reserves, future obligations under store leases are reduced by estimated sublease receipts. The estimate of sublease amounts, as well as the estimate of time to secure a subtenant or to otherwise dispose of the lease obligation, requires significant judgment. Such estimates are based on our historical experience, broker analyses, the status of current negotiations on subleases and assignments, and current economic and real estate market conditions. We regularly review store exit reserves for adequacy based on current information and make adjustments to the reserves as necessary.

Asset Impairment

We review the carrying value of long-lived assets whenever events and circumstances indicate that the carrying value of assets may not be recoverable based on estimated future cash flows. Assets held for use are reviewed at the lowest level for which cash flows can be identified, which is the store level.

In determining future cash flows, significant estimates are made with respect to future operating results of each store over its remaining lease term. Assets are written down to fair value, as measured by discounted future cash flows, when a determination is made that the carrying value of long-lived assets may not be recoverable. Assets held for sale, consisting solely of real property at closed store sites, are evaluated for impairment based on recent appraisals or broker estimates, less estimated costs to sell.

Income Taxes

Deferred tax assets and liabilities are recognized based on differences between the financial statement carrying amount and the tax bases of assets and liabilities. Deferred tax assets are reviewed for recoverability based on projections of future operating results, which dictate our ability to realize the tax assets. In 1999, we recorded a valuation allowance on 100% of our deferred tax assets based on a presumption that such tax assets would not be realizable due to recurring losses at that time. In the fourth quarter of 2002, we reversed the valuation allowance on our federal deferred tax assets and a portion of our state deferred tax assets. Based on improved financial performance in each of the last three years, as well as current tax planning strategies and management estimates of future taxable income, we now believe it is more likely than not that the related deferred tax assets will be realized.

Self-Insured Reserves

We are self-insured for our employee medical and dental plans, and for workers’ compensation and general liability, up to a self-insured retention amount. We record a reserve for the estimated cost of both reported and incurred but not reported (“IBNR”) claims. The estimate of our current claim obligation requires significant judgment and is based on specific loss estimates for reported claims, and on loss triangulation estimates of future claims payments, including IBNR’s. Reserves are regularly evaluated for adequacy based on the most current available information, including historical claims experience and expected future claims costs.

Analysis of Operating Results

Fiscal Years Ended February 1, 2003 (fiscal 2002) and February 2, 2002 (fiscal 2001)

Sales in 2002 were $1,426.9 million, an increase of $11.3 million, or 0.8% from sales of $1,415.6 million in 2001. The increase was attributable to sales from new store openings, including six full-line stores and one limited format store, of $14.7 million, and non-comparable sales from the commercial and catalog programs of $0.5 million. Excluding these sales, comparable store sales declined $3.9 million or 0.3%.

Through the first 39 weeks of 2002, comparable store sales increased 1.5%; however, earlier gains were offset by a decline in the fourth quarter of $19.0 million or 4.7%. The fourth quarter performance reflected a weak holiday selling season hampered by continued softness in the economy as well as one less week in the selling period between Thanksgiving and Christmas compared to 2001. Additionally, weather trends impacted key categories such as footwear, golf and basketball, which benefited from a mild winter in 2001, but were hurt by the severe winter weather in 2002. For the full year, most categories had sales gains, with solid increases in licensed merchandise, team sports, footwear and ladies apparel. Partially offsetting these gains were double-digit declines in the in-line skate category, a continuing trend for this category, and in the marine category, which continues to feel pressure from the decline in average unit retail prices on electronic products. We consider our store remodeling program a key initiative to protect and drive top-line sales. In 2002, we completed 30 remodels to convert stores from a warehouse format to a specialty store-within-a-store format. Based on the limited sales history available since completion of the remodels, the remodeled stores in aggregate are achieving or exceeding targeted comparable sales increases and return-on-investment criteria.

License fee income consists primarily of royalties earned under an agreement with Mega Sports, Inc. (“Mega Sports”), a joint venture between us and AEON, Co., Ltd. Royalties under this agreement were $3.9 million and $3.1 million in 2002 and 2001, respectively. (See Note 4 of the Notes to Consolidated Financial Statements.) We also have a License and E-Commerce Agreement with a wholly-owned subsidiary of GSI Commerce, Inc. (“GSI”), which operates the website www.thesportsauthority.com.

Royalties earned under this agreement were $0.8 million and $0.2 million in 2002 and 2001, respectively.

Cost of merchandise sold, which includes certain buying and occupancy costs, decreased from 72.7% of sales in 2001 to 72.2% of sales in 2002, producing a gross margin increase of 50 basis points. The margin improvement reflected a decline in product costs from buying initiatives such as vendor bidding, and the increased penetration of private label merchandise, which comprised approximately 8% of sales in 2002. Improvements from these initiatives were partly offset by increases in inventory shrink and allocated occupancy costs. We experienced a significant increase in shrink rates in 2002, which we attribute to: (i) the more precise measurement of shrink (and all other components of margin) under the cost method of accounting versus the retail inventory method of accounting used previously, and (ii) an improved merchandise assortment, including a broader selection of higher-priced merchandise. We implemented a number of initiatives beginning in the second quarter of 2002 to address this trend, including the continuing conversion to full-service footwear departments that limit access to inventories and improved physical security of other shrink sensitive items. We believe these initiatives contributed to a modest improvement in shrink rates experienced in the fourth quarter of 2002 compared to results earlier in the year. Allocated occupancy costs increased 60 basis points in 2002 due to the sale-leaseback of 10 stores during 2001, one store in the second quarter of 2002, and seven new store openings during the year. The sale-leaseback transactions impact the Consolidated Statements of Income by converting depreciation and interest expense into allocated occupancy costs, thereby reducing gross margin.

Selling, general and administrative (“SG&A”) expenses were $371.6 million, or 26.0% of sales in 2002, compared to $360.8 million, or 25.5% of sales in the prior year, an increase of $10.8 million. The increase was primarily attributable to an increase in store and corporate payroll and benefits due to: (i) a $5.3 million increase in bonus expense as a result of improved financial performance in 2002; (ii) a $2.7 million increase in payroll due to new store openings and higher pay rates; (iii) a $3.6 million increase in benefits, of which $1.5 million related to increased costs under medical and workers’ compensation plans; and (iv) a $1.6 million charge for expenses related to the proposed merger. (See Note 17 of the Notes to Consolidated Financial Statements.) These increases were partially offset by a $2.6 million decline in depreciation expense due to the sale-leaseback transactions and a change in the estimated useful life of leasehold improvements. Beginning in the third quarter of 2002, we changed the estimated useful life of leasehold improvements from ten years to the remaining term of the underlying property lease, plus renewal options which management has committed to exercise. The change resulted in a reduction in depreciation expense of approximately $0.6 million in 2002.

Pre-opening expense was $1.7 million, or 0.1% percent of sales, and related to the opening of six full-line format stores and one limited format concept store. No stores were opened in 2001. Pre-opening expense consists principally of store payroll expense for associate training and store preparation prior to store opening, operating expenses and grand-opening advertising costs.

Store exit costs represent estimated costs to be incurred beyond the store closing date and through final disposition, including rent, common area maintenance charges, real property taxes and employee severance. (See Note 5 of the Notes to Consolidated Financial Statements.) Store exit costs were $1.7 million in 2002, compared to $5.6 million in 2001. The 2002 charge reflected net adjustments to existing reserves principally due to revised assumptions with respect to the estimated time to market remaining idle properties and achievable sublease rates, partially offset by the reversal of reserves for one store which we intend to reopen. Estimates of the time and rate at which closed stores can be marketed are based on current broker analyses, the status of negotiations on subleases and assignments, economic outlook, trends in the real estate market in general, and our closed store disposition experience in particular.

In the fourth quarter of 2002, we recorded an impairment charge of $2.7 million to write down the value of certain long-lived assets to recoverable value. The charge included the write down of assets at three open, leased stores based on a determination that the carrying value of assets at these locations exceeded estimated future cash flows. Additionally, one closed, owned property was written down to current market value less cost to sell.

Interest, net was $4.6 million, or 0.3% of sales in 2002, compared to $13.3 million, or 0.9% of sales in 2001. The $8.7 million decrease reflected the reduction in borrowings under our committed revolving credit facility (“Credit Facility”), along with a decline in market interest rates during 2002. Additionally, interest expense was offset by interest income of $2.3 million on mortgage notes which we acquired in January 2002. (See Note 8 of the Notes to Consolidated Financial Statements.) The weighted average interest rate on Credit Facility borrowings was 3.7% in 2002, compared to 5.8% in 2001.

In the fourth quarter of 2002, we reversed the valuation allowance on 100% of our federal deferred tax assets, and a portion of our state deferred tax assets, resulting in an income tax benefit of $40.6 million. The valuation allowance was recorded in 1999 based on a presumption that such tax assets would not be realizable due to recurring losses at that time. As a result of improved financial performance in the last three years, as well as current tax planning strategies and management estimates of future taxable income, we now believe it is more likely than not that our federal deferred tax assets will be realized. Accordingly, we have reversed the allowance on such assets. The remaining valuation allowance of $8.1 million relates to state deferred tax assets for which there is continued uncertainty as to whether such assets are realizable. Exclusive of the one-time benefit, we recorded no tax provision in 2002 or 2001 due to the utilization of net operating loss carryforwards and the net reversal of other tax deductible temporary differences to offset taxable income. We expect our effective tax rate in 2003 to approximate the statutory rate of 39%.

Net income was $59.7 million in 2002, compared to $12.4 million in the prior year.

Fiscal Years Ended February 2, 2002 (fiscal 2001) and February 3, 2001 (fiscal 2000)

Sales for the 52 weeks ended February 2, 2002 were $1,415.6 million, a decrease of $70.2 million, or 4.7%, from sales of $1,485.8 million for the 53 weeks ended February 3, 2001. In the first quarter of 2001, we adopted Emerging Issues Task Force Issue No. 00-14 (“EITF 00-14”), “Accounting for Certain Sales Incentives,” which requires that sales be reported net of sales incentives such as coupons and rebates. In order to make sales in fiscal 2001 and 2000 comparable, sales in fiscal 2000 reflect the reclassification of $13.0 million in sales incentives, which were previously treated as a component of merchandise costs or as selling, general and administrative expense.

Results for fiscal 2000 include sales from closed stores of $21.0 million. During 2000, we closed ten stores, including two clearance stores, pursuant to store closing plans. Additionally, fiscal 2000 includes sales for 53 weeks, versus 52 weeks in 2001, producing a decline in sales of approximately $20.3 million. Excluding the impact of store closings and the 53-52 week comparison, sales decreased $28.9 million, or 2.0%. The decrease was attributable to a comparable store sales decline of $43.6 million, or 3.0%, partially offset by non-comparable sales from stores opened in 2000. In deriving comparable store sales, sales in the prior fiscal year were adjusted for the difference between the 2000 and 2001 calendars such that only comparable days are included in the measurement.

The decrease in comparable store sales reflected the soft economic climate in 2001, which deteriorated further after the terrorist attacks on September 11, 2001. The decline also resulted from a comparison to prior year non-comparable events such as Major League Baseball’s “Subway Series” and the scooter fad; however, comparable store sales increased 1.0% in the fourth quarter of 2001, reflecting an improved retail climate combined with the increasing impact of turnaround initiatives implemented throughout 2001. Key initiatives included: improving in-stock positions by increasing the number of SKU’s on automatic replenishment and other supply chain improvements; enhancing advertising effectiveness by changing the timing and type of media used; and increasing sales productivity through employee training and certification programs. In terms of merchandise sales mix, fitness, ladies activewear and bicycles performed well throughout 2001, and footwear and basketball showed significant improvements in the fourth quarter. Gains in these areas were offset by declines in the hunting and fishing categories, in-line skates and licensed product.

License fee income consisted primarily of royalties earned under the license agreement with Mega Sports of $3.1 million and $2.4 million in 2001 and 2000, respectively. Royalties earned under the License and E-commerce Agreement were $0.2 million in both years.

Cost of merchandise sold decreased from 73.4% of sales in 2000 to 72.7% of sales in 2001, resulting in a gross margin increase of 70 basis points. The improvement in gross margin reflected the positive impact of vendor bidding programs, the increasing contribution from the private label and import business, and lower markdown and promotional activity as a result of strong inventory management. During the first quarter of 2001, we converted from the retail inventory method of accounting for inventories to the lower of weighted average cost or market method. The effect of the change on gross margin year over year is not determinable.

SG&A expenses were $360.8 million, or 25.5% of sales, in 2001, compared to $366.1 million, or 24.6% of sales in the prior year. The expense decrease was due primarily to a $5.3 million decline in store payroll expense, reflecting strong payroll management in order to better leverage this expense and improve payroll productivity. Other operational expense reductions included a $2.0 million decrease in equipment lease expense resulting from the purchase of equipment previously under operating leases, and an $0.8 million decline in tender fees due mainly to point-of-sale systems enhancements that allow us to process debit card transactions at a lower rate than credit cards. These savings were offset by a $1.4 million increase in costs under our self-insured workers’ compensation plan, and by a $1.6 million increase in advertising expense.

We opened no new stores in 2001, compared to five store openings in 2000 at a cost of $2.1 million.

Store exit costs were $5.6 million in 2001, compared to $2.8 million in 2000. The 2001 charge reflected net adjustments to existing reserves due to: (i) revised assumptions with respect to the estimated time to market remaining idle properties and anticipated sublease rates; plus (ii) lease termination fees for two stores which exceeded available reserves for these stores; partially offset by (iii) a reversal of reserves for one store reopened in 2002 using our new store format. In the first quarter of 2000, we closed five remaining Canadian stores pursuant to an announced store exit plan. Results of operations for the 53 weeks ended February 3, 2001 include sales of $3.4 million and operating income of $0.6 million related to the Canadian subsidiary.

During the first quarter of 2001, we approved a corporate restructuring plan to consolidate certain departmental functions. In conjunction with this plan, we eliminated 44 positions and recorded a charge of $0.8 million for employment termination benefits. Obligations under this plan have been fully satisfied.

Interest, net was $13.3 million, or 0.9% of sales in 2001, compared to $20.7 million, or 1.4% of sales in 2000. The $7.4 million decrease reflected the decline in interest rates during 2001, a reduction in borrowings under the Credit Facility, and retirement of our remaining obligation under the 5.25% Convertible Subordinated Notes (the “Notes”), which matured in September 2001. The weighted average interest rate on Credit Facility borrowings was 5.8% in 2001, compared to 9.1% in 2000.

During 2001, we exercised warrants to purchase stock in GSI, which we received as part of our e-commerce relationship with that company. The shares so acquired were immediately sold for net proceeds of $2.5 million. The gain has been reflected as other (non-operating) income in the accompanying Consolidated Statements of Income. As a result of these transactions, we have no further stock or warrant interest in GSI.

We had a nominal effective tax rate in 2001 and 2000 due to the utilization of net operating loss carryforwards and the reversal of tax-deductible timing differences to offset taxable income. We reduced the valuation allowance on our deferred tax assets by $3.1 million and $9.3 million in 2001 and 2000, respectively, principally due to utilization of the net operating loss carryforwards and other changes in deferred taxes.

Prior to their September 2001 maturity, we purchased $31.9 million principal amount of the Notes for $31.4 million, and recorded an extraordinary gain of $0.5 million in 2001. In 2000, we purchased $81.3 million principal amount of the Notes for $60.0 million, and recorded a gain of $18.6 million, net of tax of $2.0 million.

Net income was $12.4 million in 2001, compared to $25.4 million in the prior year.

Liquidity and Capital Resources

Our principal capital requirements are to fund seasonal working capital needs and capital expenditures. In 2002, these capital requirements were generally funded by cash flows from operations. Cash flows from operating, investing and financing activities for 2002, 2001, and 2000 are summarized below.

Net cash provided by operations was $69.6 million in 2002, compared to $71.2 million in 2001 and $22.0 million in 2000. Inventory levels and accounts payable financing had little impact on cash flows in 2002 as a $3.9 million decline in inventory was offset by a $4.4 million decline in accounts payable. Conversely, cash flows in 2001 included $43.3 million related to inventory reductions combined with a higher level of accounts payable financing. The net decline of $43.8 million from these factors was partially offset by a $4.7 million increase in cash flows from income before non-cash items and non-routine credits and charges, from $57.8 million in 2001 to $62.5 million in 2002. Additionally, accrued payroll and other liabilities increased $11.4 million in 2002, versus a decline of $12.2 million in 2001, producing a change in operating cash flows of $23.6 million. The $11.4 million increase in accrued expenses in 2002 related primarily to a $6.0 million increase in bonus and deferred compensation accruals, while the decline in 2001 was due to higher payments under store exit reserves due to lease termination fees paid that year. We have ongoing obligations for lease and other occupancy costs at closed stores, and paid $3.6 million, $14.5 million, and $15.9 million, net of sublease income, in 2002, 2001, and 2000, respectively. Payments in 2003 are expected to approximate $3.6 million but may vary materially depending on lease buy out or assignment opportunities.

Net cash used for investing activities was $14.3 million in 2002, compared to $0.7 million in 2001 and $37.9 million in 2000. The increase in cash flows used for investing activities reflected an increase in capital expenditures, from $20.5 million in 2001 to $38.3 million in 2002. Capital expenditures in 2002 included $17.1 million to refurbish existing stores, $7.5 million for upgrades to information systems, $5.7 million for seven new stores, and $6.2 million primarily for development of a new regional distribution center (“RDC”) in Burlington, N.J. scheduled to gradually commence operations in the second quarter of 2003. In 2002, cash flows used for capital expenditures were partially offset by receipt of $16.0 million principal amount on mortgage notes then held by us and by proceeds of $5.9 million on the sale-leaseback of one store site. Mortgage notes related to five of our leased store sites were put to us and Kmart Corporation (“Kmart”) pursuant to a Note Put Agreement as more fully described in Note 8 of the Notes to Consolidated Financial Statements. As a result of the put, we paid $24.7 million principal amount for the notes in the fourth quarter of 2001 which were recorded as a prepayment of rent in the accompanying Consolidated Balance Sheets. During 2002, mortgage notes related to three of these stores were paid in full when the landlord-borrower(s) refinanced the notes or otherwise disposed of the underlying property. We received $15.7 million principal amount on the early retirement of these notes, and also received scheduled principal payments during the year of $0.3 million. As a result of these payments, the remaining principal balance due us at February 1, 2003 was $8.7 million and related to two stores sites. Separately, we completed a sale-leaseback of one store location in the second quarter of 2002 for essentially the book value of the property. In 2001, capital expenditures and the purchase of the mortgage notes were financed with proceeds from the sale-leaseback of ten stores for net proceeds of $43.9 million.

Net cash (used for) provided by financing activities was ($58.7) million in 2002, compared to $(70.0) million and $11.6 million in 2001 and 2000, respectively. The decline in financing cash flows during 2002 and 2001 resulted from a reduction in borrowings under the Credit Facility and retirement of the Notes in September 2001. These debt reductions were financed primarily with cash flows from operations and proceeds from the 2002 and 2001 sale-leaseback transactions. In contrast, we relied on borrowings under the Credit Facility during 2000, in addition to operating cash flows, to finance Notes purchases and capital expenditures.

Our principal source of external financing consists of the $335 million committed Credit Facility. In November 2002, the Credit Facility was amended to extend its term from September 2003 to September 2006. Additionally, the interest rate margin that we pay on borrowings was changed to a range of 1.50% to 2.25%, based on collateral availability and attainment of certain earnings before interest, taxes, depreciation and amortization (“EBITDA”) thresholds. Previously, the margin rate had ranged from 1.75% to 2.25%, based on collateral availability. The amendment also increased the inventory advance rate used to determine our borrowing base, and includes a provision which permits limited repurchases of our common stock. We remain subject to a limitation on stock repurchases under the Lease Guaranty, Indemnification and Reimbursement Agreement between us and Kmart. We expect that Kmart will be discharged of its obligations under this agreement in its bankruptcy proceedings, which would also terminate the limitation on our ability to repurchase our common stock.

Borrowings under the Credit Facility are secured by a pledge of inventories, accounts receivable, the mortgage notes acquired on February 1, 2002 and certain owned real estate. As a result of the 2001 and 2002 sale-leaseback transactions, mortgaged real estate has been reduced to nine owned store locations with a book value at February 1, 2003 of $33.4 million. Borrowings under the Credit Facility are limited to a borrowing base determined primarily by advance rate percentages applied against pledged assets. At February 1, 2003, outstanding borrowings under the Credit Facility were $121.4 million, and unused availability was $121.6 million. Amounts under documentary and standby letters of credit, which also reduce borrowing availability, aggregated $8.8 million.

Our working capital at February 1, 2003 was $181.8 million, compared to $188.7 million at February 2, 2002. The decrease of $6.9 million was due primarily to an increase in accrued payroll and other liabilities, reflecting increased bonus and other incentive compensation accruals as a result of the improved financial performance in 2002.

We opened seven new stores in 2002 pursuant to our strategy of focused growth. Our 2002 plan assumed three store openings in 2002, but additional stores were opened as a result of real estate opportunities and available cash flow. One new store is a limited format store with square footage of only approximately 6,000 square feet, versus our traditional full-line format store, which typically approximates 40,000 square feet. We are testing this limited format store. We estimate total capital expenditures in 2003 of $50—$55 million, primarily for 40 major store remodels, completion of the new RDC in Burlington, N.J., retrofit of the two existing RDC’s, and approximately seven new store openings.

We believe that anticipated cash flows from operations, combined with borrowings under the Credit Facility, will be sufficient to fund working capital and to finance capital expenditures during the next 12 months.

Proposed Merger

On February 20, 2003, we announced that we had entered into an Agreement and Plan of Merger (“Merger Agreement”) dated February 19, 2003 with Gart Sports Company (“Gart Sports”), and Gold Acquisition Corp., a wholly-owned subsidiary of Gart Sports (“Merger Sub”). Pursuant to the Merger Agreement, Merger Sub will be merged with and into us, we will become a wholly-owned subsidiary of Gart Sports, and Gart Sports will change its name to The Sports Authority, Inc. Our shareholders will receive 0.37 of a share of Gart Sports’ common stock for each share of our common stock.

The transaction is subject to: (i) adoption of the merger agreement and approval of the merger by our shareholders; (ii) the approval by Gart Sports’ shareholders of the issuance of Gart common stock in connection with the merger and of amendments to its certificate of incorporation to increase the number of shares of its stock and to change its name to The Sports Authority, Inc.; (iii) absence of any legal restraint (including the expiration or termination of the waiting period applicable to the merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976); (iv) the effectiveness of a registration statement on Form S-4 for the shares of Gart Sports to be issued in the merger; (v) Gart Sports entering into a credit facility; (vi) Gart Sports and our receipt of a legal opinion that the merger will be treated as a “reorganization” and therefore not a taxable transaction to our shareholders; and (vii) absence of a material adverse effect on the other party, accuracy of the representations made by the other party and performance of covenants by the other party. The merger is structured to be tax-free to our shareholders. On April 2, 2003, the waiting period applicable to the merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 expired.

New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations,” which requires capitalization of any retirement costs as part of the total cost of the related long-lived asset. Adoption of SFAS 143 is required for years beginning after June 15, 2002. We do not expect that the implementation of SFAS 143 will have a material impact on our financial position or results of operations.

In June 2002, the FASB issued SFAS 146, “Obligations Associated with Exit or Disposal Activities.” SFAS 146 requires companies to record a liability for costs associated with an exit activity when that liability is incurred and can be measured at fair value. SFAS 146 is required for exit activities initiated after December 31, 2002. We do not expect that the implementation of SFAS 146 will have a material impact on our financial position or results of operations.

In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor.” The Task Force concluded that such consideration constitutes a reduction in vendor price, and should therefore be reflected as a reduction in inventories that would reduce cost of sales as the related merchandise is sold. This presumption can be overcome in two circumstances: (i) the consideration is a payment for assets or services delivered to the vendor, or; (ii) the consideration constitutes a reimbursement of costs incurred by the customer to sell the vendor’s products. Issue No. 02-16 is effective for us beginning in 2003. Currently, we treat certain of our entitlements as a reduction of the purchase price of inventory, and others as a reduction of SG&A expense as earned. We have not yet determined the impact the adoption of this consensus will have on our financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the variable interest entity. The primary beneficiary is defined as the party which, as a result of holding its variable interest, absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We do not expect that the implementation of FIN 46 will have a material impact on our financial position or results of operations.

Seasonality and Inflation

Our annual business cycle is seasonal, with higher sales and profits occurring in the second and fourth quarters. In 2002, our sales trended as follows: 24.8% in the first quarter, 26.3% in the second quarter, 21.7% in the third quarter and 27.2% in the fourth quarter.

Management does not believe inflation had a material effect on the financial statements for the periods presented.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on debt obligations. Our debt consists primarily of variable interest rate borrowings under the Credit Facility. A hypothetical 1.0 percentage point increase in interest rates applied to 2002 average borrowings would result in an increase in interest expense of $1.5 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is listed in the Financial Statement index in Item 15 under the captions “Management’s Responsibility for Financial Reporting,” “Report of Independent Certified Public Accountants,” “Consolidated Statements of Income for the fiscal years ended February 1, 2003, February 2, 2002, and February 3, 2001,” “Consolidated Balance Sheets as of February 1, 2003 and February 2, 2002,” “Consolidated Statements of Stockholders’ Equity for the fiscal years ended February 1, 2003, February 2, 2002, and February 3, 2001,” “Consolidated Statements of Cash Flows for the fiscal years ended February 1, 2003, February 2, 2002, and February 3, 2001,” and “Notes to Consolidated Financial Statements.”

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL

DISCLOSURE

None.

PART III

ITEM	10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The following table and information sets forth the names of the Directors, the year from which each individual has served as a Director, the age of each Director and the principal occupation or employment of each Director.

Name	Director Since	Age	Class	Term Expiring	Position
Martin E. Hanaka	1998	53	I	2004	Director, Chairman and Chief Executive Officer
A. David Brown(1)	1998	60	III	2003	Director
Mary Elizabeth Burton(2)	1999	51	III	2003	Director
Cynthia R. Cohen(3)	1998	50	II	2005	Director
Steve Dougherty(4)	1995	55	II	2005	Director
Julius W. Erving(1)	1997	53	I	2004	Director
Carol A. Farmer(5)	1995	58	III	2003	Director
Paul E. Fulchino(4)	2001	56	II	2005	Director
Kevin M. McGovern(5)	2000	54	II	2005	Director
Charles H. Moore(5)(6)	1999	73	I	2004	Director

(1)	Serves on the Governance Committee.

(2)	Chair of the Audit Committee.

(3)	Chair of the Compensation Committee.

(4)	Serves on the Audit Committee.

(5)	Serves on the Compensation Committee.

(6)	Chair of the Governance Committee.

Martin E. Hanaka. Mr. Hanaka joined us in February 1998 as our Vice Chairman and currently serves as our Chief Executive Officer since his election in September 1998. He has served as our Chairman since November 1999. From 1994 until October 1997, Mr. Hanaka served as President and Chief Operating Officer and a director of Staples, Inc., an office supply retailer. Mr. Hanaka’s extensive retail career includes serving as Executive Vice President of Marketing and as President and Chief Operating Officer of Lechmere, Inc. from 1992 to 1994, and serving in various capacities during his 20 year career at Sears Roebuck & Co., most recently as Vice President in charge of Sears Brand Central. Mr. Hanaka also serves as a director of Trans-World Entertainment, a movie and video retail chain under several brands, and the Sporting Goods Manufacturers Association, as a National Trustee of the Boys & Girls Clubs of America, and as a member of the Cornell University Entrepreneurship and Personal Enterprise Council and the Cornell University Council.

A. David Brown. Mr. Brown is a Partner of Whitehead Mann, an executive search firm. Mr. Brown served as the Managing Director of Pendleton James Associates, which was acquired by Whitehead Mann in August 2000, since May 1997. Mr. Brown served as Vice President of the Worldwide Retail/Fashion Specialty Practice at Korn/Ferry International from June 1994 to May 1997 and as Senior Vice President for Human Resources at R.H. Macy & Co. from 1983 to June 1994. Mr. Brown was also a director of R.H. Macy & Co. from 1987 to 1992. Mr. Brown is a director of Zale Corporation, a jewelry retailer, and Selective Insurance Group, Inc. Mr. Brown also serves as a member of the Board of Trustees of Drew University, and as a member of the Board of Trustees of the Jackie Robinson Foundation.

Mary Elizabeth Burton. Ms. Burton currently serves as the Chairman and Chief Executive Officer of BB Capital, Inc., a company which she founded in 1992 that provides retail advisory services and interim management. Previously, Ms. Burton served as the Chief Executive Officer of a number of companies, including Supercuts, Inc., PIP Printing and Cosmetic Center, Inc. Ms. Burton is also a director of Staples, Inc., Aeropostale, Inc. and Rent-A-Center, Inc.

Cynthia R. Cohen. Ms. Cohen is the founder of Strategic Mindshare, a strategic management consulting firm serving retailers, consumer product manufacturers and e-businesses. She served as President of Strategic Mindshare since the company’s organization in 1990. Prior to that, Ms. Cohen was a partner in management consulting with Deloitte & Touche LLP. Ms. Cohen is also a director of Office Depot, Inc., an office supply retailer, and Hot Topic, a teen apparel retailer. In addition, Ms. Cohen serves on the Executive Advisory Board for the Center for Retailing Education and Research at the University of Florida and is Vice Chair of the Board of the Center for Women’s Business Research.

Steve Dougherty. Mr. Dougherty is currently the President, Secretary and a director of SLD Properties, Inc., a real estate company based in Boca Raton, Florida. Mr. Dougherty has held these positions since 1993. Mr. Dougherty co-founded Office Depot, Inc. and Mr. How Warehouse, a retail home improvement chain. He served as President, Chief Operating Officer and as a director of Office Depot from 1986 until his retirement in 1990. Before 1986, Mr. Dougherty served as an executive officer and as a director of Mr. How Warehouse.

Julius W. Erving. Mr. Erving has served as Vice President of RDV Sports and as Executive Vice President of its division, the Orlando Magic Basketball Club, since June 1997. Mr. Erving engages in various product endorsements and promotions, which are managed by the Erving Group, Inc., of which he is the founder and President. He has held this position since 1979. Mr. Erving is also a director of Saks Holdings Inc., which operates retail department stores, Darden Restaurants, Inc. and Williams Communication Group.

Carol A. Farmer. Ms. Farmer has been the President of Carol Farmer Associates, Inc., a trend forecasting and retail consulting firm, since she founded it in 1984. Prior to that, Ms. Farmer was Executive Vice President of Lerner Stores and Vice President of American Can Company.

Paul E. Fulchino. Mr. Fulchino serves as the Chairman, President and Chief Executive Officer of Aviall, Inc., an independent technology-based provider of new and re-sellable component products and related services to the aviation and marine aftermarket. Mr. Fulchino has held these positions since December 1999. Between 1996 and 1999, Mr. Fulchino served as a President and Chief Operating Officer of B/E Aerospace, and he served as President and Vice Chairman of Mercer Management Consulting, an international management consulting firm, between 1990 and 1996. Mr. Fulchino also serves as a director of Aviall, Inc. and Global Technology Systems, and is a member of the President’s Advisory Board of Embry Riddle Aeronautical University.

Kevin M. McGovern. Mr. McGovern is currently the Chairman and Chief Executive Officer of McGovern Capital LLC, which structures, funds, and implements capital formation, joint ventures and business alliances. He is the principal in the law firm of McGovern & Associates. Mr. McGovern also serves as the Chairman of Greenwich Alliances, which specializes in the formation and negotiation of strategic alliances. He is also a Trustee of Cornell University.

Charles H. Moore. Mr. Moore serves as the Executive Director of the Committee to Encourage Corporate Philanthropy, having served as deputy to the Chairs from November 1999 through March 2001. Mr. Moore served as the Director of Athletics at Cornell University between 1994 and August 1999. Previously, Mr. Moore served as Executive Vice President of Illinois Tool Works, Inc. in 1991 and 1992, and as President and Chief Executive Officer of Ransburg Corporation from 1988 to 1992. Mr. Moore served as a Public Sector Director of the United States Olympic Committee and as Chairman of that organization’s Audit Committee between 1992 and 2000. Mr. Moore is currently a Governor of the National Art Museum of Sport, and formerly served as the Chairman and

Chief Executive Officer of that organization. Mr. Moore is also a National Board member of the Smithsonian Institution, a Commissioner of the Smithsonian American Art Museum, a Regent of Mercersburg Academy, and a member of the President’s Council on Physical Fitness and Sports.

Executive Officers

The following table sets forth the name and age of each of our executive officers and all positions and offices held with us:

Name	Age	Position and Office Held
Martin E. Hanaka	53	Chairman and Chief Executive Officer

Elliott J. Kerbis	50	President and Chief Merchandising Officer

George R. Mihalko	47	Vice Chairman, Chief Administrative Officer and Chief Financial Officer

Louis-Philippe Vanier	47	Executive Vice President—Store Operations

Todd Weyhrich	39	Senior Vice President and Controller

Arthur Quintana	53	Senior Vice President—Supply Chain

Martin E. Hanaka. Mr. Hanaka joined us in February 1998 as our Vice Chairman and currently serves as our Chief Executive Officer since his election in September 1998. He has served as our Chairman since November 1999. From 1994 until October 1997, Mr. Hanaka served as President and Chief Operating Officer and a director of Staples, Inc., an office supply retailer. Mr. Hanaka’s extensive retail career includes serving as Executive Vice President of Marketing and as President and Chief Operating Officer of Lechmere, Inc. from 1992 to 1994, and serving in various capacities during his 20 year career at Sears Roebuck & Co., most recently as Vice President in charge of Sears Brand Central. Mr. Hanaka also serves as a director of Trans-World Entertainment, a movie and video retail chain under several brands, and the Sporting Goods Manufacturers Association, as a National Trustee of the Boys & Girls Clubs of America, and as a member of the Cornell University Entrepreneurship and Personal Enterprise Council and the Cornell University Council.

Elliott J. Kerbis. Mr. Kerbis joined us in October 2000 as Executive Vice President—Merchandising and Sales Promotion and was promoted to President and Chief Merchandising Officer in January 2002. He previously served as Senior Vice President of Merchandise at Filene’s, a department store owned by The May Department Store Company from May 1999 to August 2000, and as Executive Vice President of Merchandise for Hardlines of The Caldor Corporation, a discount retailer, from 1987 to 1999. Prior to joining Caldor Corporation, Mr. Kerbis served in various capacities with R.H. Macy & Co. from 1977 to 1987.

George R. Mihalko. Mr. Mihalko joined us in September 1999 as Executive Vice President and Chief Financial Officer and was promoted to Vice Chairman and Chief Administrative Officer in January 2002 while retaining his responsibilities as Chief Financial Officer. He previously served as Senior Vice President, Chief Financial Officer and Treasurer of Pamida Holdings Corporation, a general merchandise retailer, from 1995 to July 1999, and as Vice President and Treasurer of Pier 1 Imports, a specialty retailer, from 1993 to 1995. Prior to that, Mr. Mihalko held diverse management positions with Burlington Northern, Inc., Porsche Cars North America, Inc. and Firestone Tire & Rubber Company.

Louis-Philippe Vanier. Mr. Vanier joined us in September 2002 as Executive Vice President—Store Operations. From May 1999 until May 2001, he was employed by Dylex, one of Canada’s largest specialty retailers, where he served as President and Chief Executive Officer from August 2000 to May 2001, prior to which he served as President and Chief Operating Officer beginning in May 2000 and as president of its Fairweather division beginning in May 1999. Prior to that, he was employed by Duty Free Shops LP between 1987 and March 1998, most recently as its Regional President for North America beginning in March 1996.

Todd Weyhrich. Mr. Weyhrich joined us in February 2001 as Senior Vice President and Controller and later assumed responsibility for Logistics. He previously served as Vice President—Controller, from 1995 to 2000, and Senior Vice President— Finance, from 2000 to 2001 for Pamida, Inc., which became a wholly-owned subsidiary of ShopKo Stores, Inc. in July 1999. Prior to joining Pamida, Mr. Weyhrich served in various capacities, most recently as Audit Senior Manager, with Deloitte & Touche LLP from 1985 to 1995.

Arthur Quintana. Mr. Quintana joined us in October 1998 as Senior Vice President, Supply Chain. He previously served as Vice President, Inventory Management and Logistics at Sunglass Hut International, Inc. from July 1997 to October 1998, and prior to that as Vice President of Replenishment at Office Depot, an office supply retailer, from 1990 to 1997.

There is no family relationship between any of person listed above as an executive officer or Director.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our Directors and executive officers and any holders of more than ten percent of the shares to file with the Securities and Exchange Commission and the New York Stock Exchange initial reports of beneficial ownership on Form 3 and reports of changes in beneficial ownership of shares on Form 4 or Form 5. Copies of all of these Section 16(a) reports are required to be furnished to us. To our knowledge, based solely on a review of the copies of Section 16(a) reports furnished to us for 2002, and on representations furnished to us indicating that no Form 4 or 5 was due, all reports were filed on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION

The following table shows the compensation for each of the last three fiscal years earned by our Chief Executive Officer during 2002 and by each of our four most highly compensated executive officers who served in those capacities at the end of 2002.

Summary Compensation Table

		Annual Compensation			Long-Term Compensation
Name and Principal Position	Fiscal Year	Salary	Bonus(1)		Restricted Stock Awards		Shares Underlying Options		Long-Term Incentive Plan Payouts(2)	All Other Compensation(3)
Martin E. Hanaka Chairman and Chief Executive Officer	2002 2001 2000	$900,000 825,000 750,000	$1,017,450 596,700 465,830		$450,000 266,154 -0-	(4)	325,000 125,000 500,000		$1,000,000 350,000 -0-	$59,364 40,557 23,760	(5) (5)

Elliott J. Kerbis(6) President and Chief Merchandising Officer	2002 2001 2000	572,000 522,153 151,923	470,250 348,000 82,787	(1)	-0- -0- 20,625	(7)	-0- 150,000 225,000		-0- -0- -0-	28,700 3,300 33,283

George R. Mihalko Vice Chairman, Chief Administrative Officer and Chief Financial Officer	2002 2001 2000	430,000 403,500 319,712	470,250 300,000 226,515		180,000 106,455 -0-	(8)	60,000 100,000 50,000		350,000 -0- -0-	23,600 18,681 102,706

Todd Weyhrich (9) Senior Vice President and Controller	2002 2001	255,000 229,327	162,450 101,821		-0- -0-		25,000 15,000		-0- -0-	5,885 10,000	(10)

Arthur Quintana Senior Vice President—Supply Chain	2002 2001 2000	301,000 295,000 279,519	96,800 51,000 149,183		-0- 37,258 -0-	(11)	25,000 17,500 25,000	(12)	200,000 90,000 -0-	10,526 8,861 6,863

(1)	The amounts shown consist of bonuses paid under the Annual Incentive Bonus Plan (the “Bonus Plan”), except that Mr. Kerbis’ bonus for 2001 includes a discretionary bonus of $48,000 awarded by the Compensation Committee outside the Bonus Plan.

(2)	The amounts shown consist of cash payments under the Performance Unit Plan for the three year performance period ending at the end of 2002.

(3)	“All Other Compensation” in fiscal 2002 consists of our contributions under the 401(k) Savings and Profit Sharing Plan and the Supplemental 401(k) Savings and Profit Sharing Plan, unless otherwise specifically identified.

(4)	This amount represents the value, as of the date of grant, of the 50,000 restricted shares granted to Mr. Hanaka on February 28, 2002 under the 2000 Stock Option and Stock Award Plan which vest on February 28, 2005. As of February 1, 2003, the value (based on the closing price of the shares of $5.59 on January 31, 2003) of the 135,580 restricted shares held by Mr. Hanaka was $757,892.

(5)	The 2002 amount includes $2,523 and the 2001 amount includes $2,092 representing Mr. Hanaka’s allocable portion of the premium paid for life insurance on Mr. Hanaka, as described under “Employment and Severance Agreements” below.

(6)	Mr. Kerbis joined us in October 2000 as Executive Vice President—Merchandising and Sales Promotion, and was promoted to President and Chief Merchandising Officer in January 2002.

(7)	As of February 1, 2003, the value (based on the closing price of the shares of $5.59 on January 31, 2003) of the 10,000 restricted shares held by Mr. Kerbis was $55,900.

(8)	This amount represents the value, as of the date of grant, of the 20,000 restricted shares granted to Mr. Mihalko on February 28, 2002 under the 2000 Stock Option and Stock Award Plan which vest on February 28, 2005. As of February 1, 2003, the value (based on the closing price of the shares of $5.59 on January 31, 2003) of the 54,230 restricted shares held by Mr. Mihalko was $303,146.

(9)	Mr. Weyhrich joined us in February 2001 as Senior Vice President and Controller.

(10)	This amounts consist of the signing bonus paid to Mr. Weyhrich upon joining us.

(11)	As of February 1, 2003, the value (based on the closing price of the shares of $5.59 on January 31, 2003) of the 11,980 restricted shares held by Mr. Quintana was $66,968.

(12)	The numbers shown do not include stock options granted by GSI Commerce, Inc. See “Stock Options” below.

Stock Options

The following table shows stock options granted during 2002 to the executive officers named in the Summary Compensation Table. These option grants are also included under the heading “Shares Underlying Options” in that table. The hypothetical realizable values for each option grant are shown based on compound annual rates of share price appreciation of 0%, 5% and 10% from the grant date to the expiration date for each option. The assumed rates of appreciation are for illustration purposes only and are not intended to predict future share prices, which will depend upon market conditions and our future performance and prospects.

Stock Options Granted in Fiscal 2002

Name	Number of Shares Underlying Options Granted(1)	% of Total Number of Options Granted to Employees in Fiscal 2002	Exercise Price Per Share	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Share Price Appreciation for Option Term
					0%	5%	10%
Martin E. Hanaka	250,000	18.91%	$9.00	2/29/12	-0-	$1,415,013	$3,585,921
	75,000	5.67%	12.53	5/30/12	-0-	591,004	1,497,719
Elliott J. Kerbis	—		—	—	-0-	—	—
George R. Mihalko	60,000	4.54%	9.00	2/29/12	-0-	339,603	860,621
Todd Weyhrich	25,000	1.89%	9.00	2/29/12	-0-	141,501	358,592
Arthur Quintana	25,000	1.89%	9.00	2/29/12	-0-	141,501	358,592

All options granted in 2002 are exercisable at a price equal to the fair market value of a share on the date of grant. All such options become exercisable at the rate of one third of the options granted on each of the first three anniversaries of the date of grant if the executive remains employed by us through that date. Exercisability is accelerated upon death, total and permanent disability or our change in control.

The following table shows for the executive officers named in the Summary Compensation Table the number and value of all stock options exercised during 2002 and the stock options held at the end of the fiscal year.

Aggregated Option Exercises in Fiscal 2002 and

Year-End Option Values

Name	Shares Acquired on Exercise	Value Realized	Number of Shares Underlying Unexercised Options at End of Fiscal 2002		Value of Unexercised In-the-Money Options at End of Fiscal 2002(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Martin E. Hanaka	-0-	-0-	391,667	908,333	$250,833	$1,814,167
Elliott J. Kerbis	-0-	-0-	50,000	325,000	31,000	663,250
George R. Mihalko	-0-	-0-	183,333	176,667	451,833	349,167
Todd Weyhrich	-0-	-0-	5,000	35,000	12,400	24,800
Arthur Quintana	-0-	-0-	112,833	61,667	225,477	131,183

(1)	Calculated based on the closing price of the shares of $5.59 on January 31, 2003, less the option exercise price.

In addition, at the end of 2002, Mr. Quintana held 2,000 exercisable options granted by GSI Commerce, Inc. under its 1996 Equity Incentive Plan in 1999 in connection with our former joint venture with GSI Commerce, Inc. These options had no in-the-money value at the end of 2002.

Retirement Benefits

We have an unfunded Supplemental Executive Retirement Plan for our senior executives, including the executive officers named in the Summary Compensation Table. The following table shows the annual retirement benefits that a Plan participant would receive without offset for Social Security or other benefits for a period of twenty years, assuming he or she had retired at age 65 with five, ten, fifteen or twenty years of service effective February 1, 2003. Plan benefits vest after seven years of employment or upon our change in control, as defined in the Plan.

Pension Plan Table

Annual Retirement Benefits

	Years of Service(1)
Average Final Compensation(2)	5	10	15	20
$ 200,000	$17,500	$35,000	$52,500	$70,000
400,000	35,000	70,000	105,000	140,000
600,000	52,500	105,000	157,500	210,000
800,000	70,000	140,000	210,000	280,000
1,000,000	87,500	175,000	262,500	350,000
1,200,000	105,000	210,000	315,000	420,000
1,400,000	122,500	245,000	367,500	490,000
1,600,000	140,000	280,000	420,000	560,000
1,800,000	157,500	315,000	472,500	630,000
2,000,000	175,000	350,000	525,000	700,000
2,200,000	192,500	385,000	577,500	770,000
2,400,000	210,000	420,000	630,000	840,000

(1)	For purposes of calculating years of service, no more than twenty years of service is used to calculate retirement benefits. As of February 1, 2003, Messrs. Hanaka, Kerbis, Mihalko, Weyhrich and Quintana had 5, 2, 3, 2 and 4 years of service, respectively, as defined in the Plan.

(2)	Average final compensation under the Plan is the average of compensation for the three calendar years out of the executive’s last five complete calendar years of service during which his compensation was highest. Compensation includes base salary and annual bonus in the year received.

Employment and Severance Agreements

Employment and severance agreements with the executive officers named in the Summary Compensation Table are described below. The approval by our shareholders of the pending merger with Gart Sports, along with other events specified in the agreements, would constitute a change in control in our company (“change in control”) under each of these agreements.

Martin E. Hanaka

Mr. Hanaka serves as our Chief Executive Officer pursuant to an employment agreement dated June 13, 2002. The term of the agreement ends on December 31, 2005, and automatically extends by one additional calendar year unless either party gives the other notice of their election not to extend the term by October 1 of the year which is more than three years prior to the then scheduled termination date. Under the agreement, we have agreed to pay Mr. Hanaka, if we terminate his employment other than for cause (as defined in the agreement), monthly payments through the term of the agreement equal to his monthly base salary rate in effect at the date of termination, plus one-twelfth of the “on plan” bonus amount targeted for him under the Bonus Plan for the fiscal year in which termination occurs. In addition, all of Mr. Hanaka’s unvested stock options would vest on the termination of his employment by us or upon his death during the term of the agreement. In addition, during the period we are obligated to make payments to Mr. Hanaka, we must provide him with coverage, no less favorable than his coverage at the time of his termination, under our medical, dental, long-term disability and life insurance plans (or pay for equivalent after-tax coverage).

If there is a change in control, and if Mr. Hanaka’s employment is terminated by us other than for cause (as defined in the agreement), or at his election for good reason (as defined in the agreement), in each case within two years after the change in control, we will pay him a lump sum cash payment equal to 2.99 times the sum of (a) his annual base salary rate in effect at the date of termination or immediately prior to the change in control, whichever is greater, and (b) the “on plan” bonus amount targeted for him under the Bonus Plan for the fiscal year in which he is terminated or the fiscal year immediately prior to the change in control, whichever is greater. In addition, we must provide him with the medical, dental, long-term disability and life insurance coverage described above for a period of three years. If Mr. Hanaka terminates his employment (other than for good reason) during the term of the agreement and within one year after a change in control, and at such time he is not the chief executive officer (other than due to his resignation from or his refusal to serve in the position) of (1) the surviving entity of any merger or consolidation resulting from the change in control, if the surviving entity is not more than 50% owned by any other entity, or (2) the entity which, as a result of the change in control, owns more than 50% of our stock or the stock of the surviving entity of any merger or consolidation, we will pay him severance pay for one year consisting of twelve monthly payments equal to the sum of (a) one-twelfth of his annual base salary rate in effect at the date of termination, and (b) one-twelfth of the “on plan” bonus amount targeted for him under the Bonus Plan for the fiscal year in which he is terminated or the fiscal year immediately prior to the change in control, whichever is greater. In addition, we must provide him with the medical, dental, long-term disability and life insurance coverage described above for a period of three years. Under the agreement, we are required to pay a gross-up for any excise taxes due if a severance payment made following a change in control of us constitutes an “excess parachute payment” under section 280G of the Internal Revenue Code.

The agreement also requires us to provide life insurance coverage that would pay Mr. Hanaka’s beneficiary an amount equal to the present value of the payments due as described above if the termination of Mr. Hanaka’s employment is due to his death, or an amount equal to the present value of the remaining amounts due if he dies while receiving such payments.

The agreement obligates Mr. Hanaka not to compete against us, solicit our employees, disparage us, or disclose confidential information about us during the term of the agreement, if his employment is terminated by us other than for cause and in the absence of a change in control, or for a period of three years if his employment is terminated following a change in control under circumstances giving rise to the payment obligations described above, or for one year after the termination of his employment in all other cases.

Messrs. Kerbis, Mihalko, Weyhrich and Quintana

We are a party to identical severance agreements which we entered into during fiscal 2001 with each of Messrs. Kerbis and Mihalko. Under each agreement, which continues during the executive’s employment with us, we agree that, if we terminate the executive’s employment other than for cause (as defined in the agreement), we will make severance payments for one year at his base salary rate at the date of termination and provide coverage under our medical, dental, life and long-term disability insurance plans (or pay for equivalent after-tax coverage) during such one year period. In addition, on the next date when bonuses are paid under the Bonus Plan, we will pay the executive a lump sum amount equal to the bonus he would have received if he had remained employed by us through that date.

However, if there is a change in control, and if the executive’s employment is terminated (1) by us within two years after the change in control other than for cause (as defined in the agreement), or (2) by the executive between ninety days and two years after the change in control for good reason (as defined in the agreement), we will pay him a lump sum cash payment equal to two times the sum of (a) his annual base salary rate in effect at the date of termination or immediately prior to the change in control or immediately prior to any reduction in base salary during negotiations which ultimately result in a change in control, whichever base salary rate is greatest, and (b) the “on plan” bonus amount targeted for him under the Bonus Plan for the fiscal year in which he is terminated or the fiscal year immediately prior to the change in control, whichever bonus amount is greater. Any termination of the executive’s employment by us other than for cause before a change in control but after the commencement of negotiations which ultimately result in a change in control will be treated as a termination giving rise to the rights described in this paragraph. If the executive is employed by us during the ninety days starting with the change in control or if the executive’s employment is terminated within such ninety-day period under circumstance which would give rise to the rights described in this paragraph, the executive’s base salary will be increased by 50% of the highest applicable base salary amount, as described above, for such ninety day period (but this 50% increase will not be included for purposes of determining the amount of the lump sum payment to the executive). In addition, we will provide coverage under our medical, dental, life and long-term disability insurance plans (or pay for equivalent after-tax coverage) during the two year period following a termination described in this paragraph. Under each agreement, we are required to pay a gross-up for any excise taxes due if a severance payment or the provision of a benefit following a change in control constitutes an “excess parachute payment” under Section 280G of the Internal Revenue Code.

Each agreement obligates the executive not to compete against us or solicit our employees for one year after his employment is terminated by the executive or by us, or for two years after his employment is terminated in a manner giving rise to the change in control benefits described in the preceding paragraph. Each agreement also obligates the executive not to disclose confidential information about us and contains mutual non-disparagement obligations, in each case for a period of two years following the termination of his employment.

Our agreements with each of Messrs. Weyhrich and Quintana are identical to those described above, except that (i) there is no provision for coverage under our medical, dental, life and long-term disability insurance plans, (ii) the amount payable under the Bonus Plan would be prorated for the portion of the year in which he is employed by us, and (iii) there is no provision for a 50% increase in base salary during the first ninety days following a change in control.

Compensation Of Directors

Directors who are also employed by us receive no additional compensation for service as Directors. Non-employee Directors receive the following standard compensation annually.

Annual Retainer	$25,000 in cash, restricted shares or options

Committee Chair Retainer	$5,000 in cash, restricted shares or options

Stock Options	To purchase 7,500 shares at fair market value on the date of grant

Meeting Fees	$2,500 in cash for each Board meeting attended in person $750 in cash for each Board meeting attended by telephone $750 in cash for each committee meeting attended

Each Director may elect to receive his or her annual retainer and committee chair retainer, if applicable, in the form of (i) cash payable quarterly in arrears, (ii) restricted shares granted under the Director Stock Plan at the beginning of each plan year, at the time of the annual meeting, or (iii) options granted under the Director Stock Plan at the same time. The number of options a Director may elect to receive is determined by the Compensation Committee in its sole discretion, but in no event may an option be valued at less than $2.50 for this purpose (i.e., so that the maximum number of options a Director could receive for his or her annual retainer is 10,000).

The restricted shares vest on the earlier of the end of the plan year or proportionally on the date the Director ceases serving on the Board, in which case the remaining restricted shares are forfeited. The stock options are nonqualified options under the Internal Revenue Code. Options elected for the annual retainer vest at the end of the plan year for which they are granted, and all other options vest three years after their grant date, unless otherwise provided in the grant. All such options terminate on the earlier of ten years after the date of grant or three months after the Director ceases serving on the Board. If a Director ceases serving on the Board due to death or disability, or if a change in control occurs, the restricted shares and options will vest. No shares granted or purchased under the Director Stock Plan may be sold until at least six months after the date of grant or purchase.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

The members of the Compensation Committee of the Board of Directors during 2002 were Cynthia Cohen, Chair, A. David Brown (until May 30, 2002), Carol Farmer (beginning May 30, 2002), Paul Fulchino (until May 30, 2002) and Kevin McGovern. Charles Moore became a member of the Committee early in fiscal 2003. During the third quarter of 2002, we engaged Whitehead Mann, an executive search firm in which David Brown is a partner, to perform executive search services, for which we paid Whitehead Mann $100,000. In late 2002, we entered into a vendor agreement to purchase fly fishing equipment from Redington, Inc., of which Kevin McGovern is the chairman and a 30% owner. In early 2003, we began purchasing merchandise from Redington, and have purchased merchandise at a cost of approximately $70,000 through the middle of March 2003. The amount of merchandise ultimately purchased will depend on our sales of the merchandise.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the beneficial ownership of shares by each shareholder who is known by us to own beneficially more than 5% of the outstanding shares. This information is shown as of December 31, 2002 and is based on the most recent Schedule 13G’s filed by these shareholders with the Securities and Exchange Commission, where indicated. Except as otherwise indicated, these shareholders have sole voting power and sole dispositive power with respect to the number of shares shown.

Name and Address	Number of Shares	Percent of Shares Outstanding
AEON Co., Ltd. 51-1, 1-chome, Nakase, Mihama-ku Chiba-shi, Chiba 261, Japan	3,030,000	9.2%
Dimensional Fund Advisors Inc.(1) 1299 Ocean Avenue, 11th Floor Santa Monica, CA 90401	1,818,193	5.5%

(1)	Dimensional Fund Advisors Inc. reported on its Schedule 13G for 2002 that it possesses voting and/or investment power over the shares that are owned by four investment companies and other commingled group trusts and separate accounts to which it furnishes investment advice. Dimensional disclaims beneficial ownership of the shares.

The following table shows the number of our shares beneficially owned by each Director and the executive officers named in the Summary Compensation Table, and by all Directors and executive officers as a group, as of March 31, 2003. Except as otherwise indicated, all persons listed below have sole voting power and sole dispositive power with respect to the number of shares shown, except to the extent that power is shared by spouses under applicable law. The number of shares shown includes shares which the person has the right to acquire pursuant to options which are vested or which will vest within 60 days after March 31, 2003, as well as all deferred shares and restricted shares held by such person.

Name	Number of Shares		Percent of Shares Outstanding
A. David Brown	34,870	(1)	*
Mary Elizabeth Burton	32,858	(2)	*
Cynthia R. Cohen	25,906	(3)	*
Steve Dougherty	114,931	(4)	*
Julius W. Erving	30,201	(5)	*
Carol A. Farmer	40,666	(6)	*
Paul E. Fulchino	0		—
Martin E. Hanaka	1,286,911	(7)	3.8%
Elliott J. Kerbis	120,081	(8)	*
George R. Mihalko	364,714	(9)	1.1%
Kevin M. McGovern	35,736	(10)	*
Charles H. Moore	28,310	(11)	*
Arthur Quintana	156,938	(12)	*
Todd Weyhrich	32,534	(13)	*

All Directors, nominees and executive officers as a group (14 persons)	2,304,656		6.7%

*	Represents less than one percent.

(1)	Includes 25,395 shares granted under the Director Stock Plan, receipt of which Mr. Brown elected to defer under the terms of that Plan, and options to purchase 6,500 shares.

(2)	Includes 19,716 shares granted under the Director Stock Plan, receipt of which Ms. Burton has elected to defer under the terms of that Plan, and options to purchase 6,261 shares.

(3)	Includes options to purchase 17,500 shares.

(4)	Includes options to purchase 25,707 shares.

(5)	Includes options to purchase 10,100 shares.

(6)	Includes options to purchase 15,707 shares.

(7)	Includes options to purchase 791,667 shares and 135,580 restricted shares.

(8)	Includes options to purchase 50,001 shares and 10,000 restricted shares.

(9)	Includes options to purchase 220,001 shares and 54,230 restricted shares.

(10)	Includes 18,794 shares granted under the Director Stock Plan, receipt of which Mr. McGovern has elected to defer under the terms of that Plan, and options to purchase 5,000 shares.

(11)	Includes 10,810 shares granted under the Director Stock Plan, receipt of which Mr. Moore has elected to defer under the terms of that Plan, and options to purchase 6,500 shares.

(12)	Includes options to purchase 127,001 shares and 11,980 restricted shares.

(13)	Includes options to purchase 18,334 shares.

For information concerning our pending merger with Gart Sports, see Item 1.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table sets forth certain information as of February 1, 2003 concerning compensation plans under which our common stock is authorized for issuance.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:
2000 Stock Option and Stock Award Plan	2,984,531	$4.72	2,027,769
Director Stock Plan	217,935	6.74	174,158
Employee Stock Purchase Plan	0	N/A	728,190
Equity compensation plans not approved by security holders:
Salaried Employees’ Stock Option Plan(1)	1,140,585	8.45	406,610
Options Granted out of Treasury Stock(2)	50,000	7.13	0

Total	4,393,051	$5.82	3,336,727

(1)	The Salaried Employees’ Stock Option and Stock Award Plan (the “Salaried Plan”), is a broadly-based plan under which options and restricted shares may be granted to our salaried employees, other than “executive officers,” as defined in Securities Exchange Act Rule 3b-7 or “officers,” as defined in Securities Exchange Act Rule 16a-1(f).

(2)	Reflects a 1998 grant of 50,000 shares of common stock held in treasury outside of any previously approved stock option plan to Mr. Hanaka as additional compensation.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We are a party to a series of agreements with AEON Co., Ltd. governing our joint venture with AEON, Mega Sports Co., Ltd. AEON is a major Japanese retailer that owns 9.2% of our outstanding shares. Mega Sports was formed in 1995 for the purpose of developing and operating sporting goods stores in Japan under The Sports Authority name which it licenses from us. Mega Sports operates 39 stores in Japan. In March 1999, we sold part of our interest in Mega Sports to AEON, reducing our ownership interest to 8.4%, and were granted an option to purchase additional shares of Mega Sports from AEON at the same price per share in yen as the price we received when we sold it, escalated at 5% per year for three years, and at market value thereafter. The option expires when Mega Sports’ shares become publicly traded, or when we own 30% of Mega Sports’ shares, whichever is earlier. If we were to acquire sufficient shares to own 30% of Mega Sports, we would have proportionate liability for Mega Sports’ debt. In March 2002, we exercised our option to purchase additional shares from AEON sufficient to increase our ownership interest in Mega Sports to 19.9% at the escalated cost price described above.

Under a trademark, technology and know-how license agreement with Mega Sports, Mega Sports must pay us royalties at the rate of 1.2% of gross sales in 2001 and thereafter until 2005. In 2002, the total amount of this royalty was $3.9 million. Mega Sports has the option of extending the license agreement for three ten-year periods expiring in 2035. AEON has guaranteed Mega Sports’ payments to us under the license agreement under certain conditions. Under our services agreement with Mega Sports, we have agreed to furnish certain services, for which Mega Sports is required to reimburse us for our costs.

As indicated in Item 1, we committed $1.1 million per year to the Boys & Girls Clubs of America for 2002 and 2003 to fund the operations of the Fitness Authority, a health and fitness educational program that encourages young people to participate in training, fitness evaluations and fitness events. Martin E. Hanaka, our Chairman and Chief Executive Officer, is a National Trustee of the Boys & Girls Clubs of America.

During fiscal 2002, we paid Whitehead Mann, an executive search firm in which David Brown is a partner, fees totaling $100,000 for executive search services performed for us. Mr. Brown is one of our Directors.

In late 2002, we entered into a vendor agreement to purchase fly fishing equipment from Redington, Inc., of which Kevin McGovern is the chairman and a 30% owner. Mr. McGovern is one of our Directors. In early 2003, we began purchasing merchandise from Redington, and have purchased merchandise at a cost of approximately $70,000 through the middle of March 2003. The amount of merchandise ultimately purchased will depend on our sales of the merchandise.

ITEM 14. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures. Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Annual Report on Form 10-K, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are operating in an effective manner.

(b)	Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table show the fees billed by Ernst & Young LLP for services rendered to us for 2002 and 2001.

Description	2002	2001
Audit Fees	$413,750	$360,639
Audit-Related Fees	450,505	24,556
Tax Fees	231,313	286,320
All Other Fees	-0-	-0-

Total	$1,095,568	$671,515

Audit-Related Fees in 2002 principally include fees for financial due diligence in connection with our pending merger with Gart Sports and fees relating to the registration statement filed in July 2002 for the public offering of our common stock (which was subsequently withdrawn). Audit-Related Fees in 2001 principally include fees for the audit of the financial statements of our 401(k) Savings and Profit Sharing Plan.

Tax Fees consist of fees for tax due diligence and tax analysis in connection with our pending merger with Gart Sports, and fees for federal and state tax consulting and compliance.

PART IV

ITEM 16. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed with, and as a part of, this Annual Report on Form 10-K.

1.	Financial Statements. The following financial statements and reports are included as Appendix A of this Annual Report:

•	Management’s Responsibility for Financial Reporting

•	Report of Independent Certified Public Accountants

•	Consolidated Statements of Income for the fiscal years ended February 1, 2003, February 2, 2002, and February 3, 2001

•	Consolidated Balance Sheets as of February 1, 2003 and February 2, 2002

•	Consolidated Statements of Stockholders’ Equity for the fiscal years ended February 1, 2003, February 2, 2002, and February 3, 2001

•	Consolidated Statements of Cash Flows for the fiscal years ended February 1, 2003, February 2, 2002, and February 3, 2001

•	Notes to Consolidated Financial Statements

2.	Financial Statement Schedules.

The schedules have been omitted because they are not applicable or not required.

3.	Exhibits. The exhibits which are filed with this report or which are incorporated herein by reference are set forth in the Exhibit Index in Appendix B on page B-1.

(b) Reports on Form 8-K. None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 25, 2003	THE SPORTS AUTHORITY, INC.

	By:	/s/ MARTIN E. HANAKA
Martin E. Hanaka, Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARTIN E. HANAKA Martin E. Hanaka	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 25, 2003

/s/ GEORGE R. MIHALKO George R. Mihalko	Vice Chairman, Chief Administrative Officer and Chief Financial Officer (Principal Financial Officer)	March 25, 2003

/s/ TODD WEYHRICH Todd Weyhrich	Senior Vice President and Controller (Principal Accounting Officer)	March 25, 2003

/s/ A. DAVID BROWN A. David Brown	Director	March 25, 2003

/s/ MARY ELIZABETH BURTON Mary Elizabeth Burton	Director	March 25, 2003

/s/ CYNTHIA R. COHEN Cynthia R. Cohen	Director	March 25, 2003

/s/ STEVE DOUGHERTY Steve Dougherty	Director	March 25, 2003

/s/ JULIUS W. ERVING Julius W. Erving	Director	March 25, 2003

/s/ CAROL FARMER Carol Farmer	Director	March 25, 2003

/s/ PAUL E. FULCHINO Paul E. Fulchino	Director	March 25, 2003

/s/ KEVIN MCGOVERN Kevin McGovern	Director	March 25, 2003

/s/ CHARLES H. MOORE Charles H. Moore	Director	March 25, 2003

CERTIFICATIONS

I, Martin E. Hanaka, certify that:

1)	I have reviewed this Annual Report on Form 10-K of The Sports Authority, Inc.;

2)	Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3)	Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4)	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosures controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the “Evaluation Date”); and

c)	presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)	The registrant’s other certifying officer and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: April 4, 2003	/s/ MARTIN E. HANAKA
Martin E. Hanaka Chairman and Chief Executive Officer

I, George R. Mihalko, certify that:

1)	I have reviewed this Annual Report on Form 10-K of The Sports Authority, Inc.;

2)	Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3)	Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4)	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosures controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the “Evaluation Date”); and

c)	presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6)	The registrant’s other certifying officer and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: April 4, 2003	/s/ GEORGE R. MIHALKO
George R. Mihalko Vice Chairman, Chief Administrative Officer and Chief Financial Officer (Principal Financial Officer)

APPENDIX A

INDEX TO FINANCIAL STATEMENTS

Page No.:

Management’s Responsibility for Financial Reporting	A – 2

Report of Independent Certified Public Accountants	A – 3

Consolidated Statements of Income for the fiscal years ended February 1, 2003, February 2, 2002, and February 3, 2001	A – 4

Consolidated Balance Sheets as of February 1, 2003 and February 2, 2002	A – 5

Consolidated Statements of Stockholders’ Equity for the fiscal years ended February 1, 2003, February 2, 2002, and February 3, 2001	A – 6

Consolidated Statements of Cash Flows for the fiscal years ended February 1, 2003, February 2, 2002, and February 3, 2001	A – 7

Notes to Consolidated Financial Statements	A – 8

MANAGEMENT’S RESPONSIBILITY FOR FINANCIAL REPORTING

Management is responsible for the integrity and consistency of all financial information presented in this Annual Report on Form 10-K. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include certain amounts based on Management’s best estimates and judgments as required.

Management has developed and maintains a system of accounting and controls designed to provide reasonable assurance that the Company’s assets are protected from improper use and that accounting records provide a reliable basis for the preparation of financial statements. This system includes policies which require adherence to ethical business standards and compliance with all laws to which the Company is subject. This system is continually reviewed, improved and modified in response to changing business conditions and operations. The Company’s comprehensive internal audit program provides for constant evaluation of the adequacy of and adherence to Management’s established policies and procedures. The extent of the Company’s system of internal accounting controls recognizes that the cost should not exceed the benefits derived. Management believes that assets are safeguarded and financial information is reliable.

The consolidated financial statements of the Company have been audited by Ernst & Young LLP, independent certified public accountants. Their report, which appears herein, is based upon their audits conducted in accordance with auditing standards generally accepted in the United States. These standards include a review of the systems of internal controls and tests of transactions to the extent considered necessary by them for purposes of supporting their opinion.

The Audit Committee of the Board of Directors is comprised solely of Directors who are not officers or employees of the Company and each of whom meets the independence requirements of the New York Stock Exchange. The Committee is responsible for appointing the independent certified public accountants. It meets periodically and monitors the financial, accounting and auditing procedures of the Company, in addition to reviewing the Company’s financial reports. The Company’s independent certified public accountants and its internal auditors have full and free access to the Audit Committee.

/S/ MARTIN. E. HANAKA	/s/ GEORGE R. MIHALKO	/s/ TODD WEYHRICH
Martin E. Hanaka Chairman and Chief Executive Officer	George R. Mihalko Vice Chairman, Chief Administrative Officer and Chief Financial Officer	Todd Weyhrich Senior Vice President and Controller

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders

The Sports Authority, Inc.

We have audited the accompanying consolidated balance sheets of The Sports Authority, Inc. as of February 1, 2003 and February 2, 2002, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended February 1, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Sports Authority, Inc. at February 1, 2003 and February 2, 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended February 1, 2003, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 3 to the Consolidated Financial Statements, the Company changed its method of accounting for inventories in 2001.

/s/    ERNST & YOUNG LLP

Miami, Florida

March 7, 2003

THE SPORTS AUTHORITY, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Fiscal Year Ended
	February 1, 2003	February 2, 2002	February 3, 2001
Sales	$1,426,874	$1,415,552	$1,485,839
License fee income	4,804	3,446	2,748

	1,431,678	1,418,998	1,488,587

Cost of merchandise sold, including buying and occupancy costs	1,030,275	1,028,753	1,090,078
Selling, general and administrative expenses	371,590	360,788	366,092
Pre-opening expense	1,734	5	2,131

	1,403,599	1,389,546	1,458,301

Store exit costs	1,740	5,553	2,763
Corporate restructuring	—	800	—
Impairment of long-lived assets	2,679	—	—

	4,419	6,353	2,763

Operating income	23,660	23,099	27,523

Other income (expense):
Interest expense	(7,237)	(13,821)	(21,734)
Interest income	2,647	489	990
Gain on sale of investment securities	—	2,538	—

Income before income taxes, extraordinary gain and cumulative effect of accounting change	19,070	12,305	6,779
Income tax benefit	40,599	—	—

Income before extraordinary gain and cumulative effect of accounting change	59,669	12,305	6,779
Extraordinary gain, net of taxes of $2,000 in 2000	—	548	18,647
Cumulative effect of a change in accounting principle	—	(503)	—

Net income	$59,669	$12,350	$25,426

Basic earnings per common share:
Income before extraordinary gain and cumulative effect of accounting change	$1.82	$.38	$.21
Extraordinary gain, net of tax	—	.02	.57
Cumulative effect of accounting change	—	(.02)	—

Net income	$1.82	$.38	$.78

Diluted earnings per common share:
Income before extraordinary gain and cumulative effect of accounting change	$1.75	$.37	$.21
Extraordinary gain, net of tax	—	.02	.57
Cumulative effect of accounting change	—	(.02)	—

Net income	$1.75	$.37	$.78

Weighted average common shares outstanding:
Basic	32,822	32,610	32,295

Diluted	34,053	33,080	32,311

See accompanying Notes to Consolidated Financial Statements.

THE SPORTS AUTHORITY, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	February 1, 2003	February 2, 2002
Assets
Current Assets:
Cash and cash equivalents	$4,656	$8,028
Merchandise inventories	354,223	358,119
Receivables and other current assets	50,513	45,522

Total current assets	409,392	411,669

Net property and equipment	143,276	150,451
Other assets and deferred charges	56,340	39,037

Total Assets	$609,008	$601,157

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable—trade	$101,506	$105,906
Accrued payroll and other current liabilities	112,367	100,686
Capital lease obligations, current	200	999
Taxes other than income taxes	10,993	10,372
Income taxes	2,500	4,968

Total current liabilities	227,566	222,931

Long-term debt	121,425	179,333
Other long-term liabilities	43,140	43,770

Total liabilities	392,131	446,034

Commitments and contingencies

Stockholders’ Equity:
Common stock, $.01 par value; 100,000 shares authorized; 33,034 and 32,707 shares issued, respectively	330	327
Additional paid-in capital	255,349	253,044
Deferred compensation	(591)	(395)
Accumulated deficit	(37,664)	(97,333)
Treasury stock, 59 and 56 shares at cost, respectively	(547)	(520)

Total stockholders’ equity	216,877	155,123

Total Liabilities and Stockholders’ Equity	$609,008	$601,157

See accompanying Notes to Consolidated Financial Statements.

THE SPORTS AUTHORITY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit	Treasury Stock	Total
	Shares	Amount
Balance, January 29, 2000	32,209	$323	$251,991	$(574)	$(135,109)	$(521)	$116,110

Common stock issued under stock plans	214	1	350	(174)			177
Common stock cancelled under stock plans	(30)		(62)	10			(52)
Treasury stock re-issued				9		1	10
Amortization of deferred compensation				646			646
Net income and comprehensive income					25,426		25,426

Balance, February 3, 2001	32,393	324	252,279	(83)	(109,683)	(520)	142,317

Common stock issued under stock plans	258	3	765	(595)			173
Amortization of deferred compensation				283			283
Net income and comprehensive income					12,350		12,350

Balance, February 2, 2002	32,651	327	253,044	(395)	(97,333)	(520)	155,123

Common stock issued under stock plans	361	3	1,909	(668)			1,244
Common stock cancelled under stock plans	(34)		(106)	47			(59)
Deferred tax benefit on stock option exercise			502				502
Treasury stock acquired	(3)					(27)	(27)
Amortization of deferred compensation				425			425
Net income and comprehensive income					59,669		59,669

Balance, February 1, 2003	32,975	$330	$255,349	$(591)	$(37,664)	$(547)	$216,877

See accompanying Notes to Consolidated Financial Statements.

THE SPORTS AUTHORITY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended
	February 1, 2003	February 2, 2002	February 3, 2001
Cash Provided by (Used for):
Operations
Net income	$59,669	$12,350	$25,426
Adjustments to reconcile net income to operating cash flows:
Depreciation and amortization	38,987	41,663	40,840
Extraordinary gain	—	(548)	(20,647)
Cumulative effect of a change in accounting principle	—	503	—
Gain on sale of investment securities held for sale	—	(2,538)	—
Impairment of long-lived assets	2,679	—	—
Accrual for store exit costs	1,740	5,553	3,513
Other non-cash items—net	65	818	325
Change in deferred tax assets	(41,101)	—	—
Deferred tax benefit on stock option exercise	502	—	—
Change in other assets	232	(311)	(335)
Change in other long-term liabilities	(2,717)	(7,157)	(5,214)
Cash provided by (used for) current assets and liabilities:
Change in accounts receivable and prepaid items	484	(10,291)	(402)
Change in income taxes receivable	—	—	22,976
Change in inventories	3,896	34,465	(45,814)
Change in accrued payroll and other liabilities	11,455	(12,217)	(766)
Change in accounts payable	(4,400)	8,809	3,513
Other—net	(1,847)	70	(1,460)

Net cash provided by operations	69,644	71,169	21,955

Investing
Capital expenditures	(38,339)	(20,486)	(35,879)
Net proceeds from sale of property and equipment	5,981	43,931	—
Proceeds from (purchase of) mortgage notes	16,047	(24,709)	—
Other—net	1,997	540	(2,000)

Net cash used for investing activities	(14,314)	(724)	(37,879)

Financing
(Paydown of) borrowings under revolving credit facility, net	(57,705)	(24,757)	74,132
Purchase/retirement of convertible notes	—	(44,219)	(59,965)
Proceeds from sale of stock and treasury stock, net	1,776	208	272
Debt issuance costs	(1,771)	(184)	(1,326)
Payments under capital lease obligations	(1,002)	(1,000)	(1,468)

Net cash (used for) provided by financing activities	(58,702)	(69,952)	11,645

Net (decrease) increase in cash and cash equivalents	(3,372)	493	(4,279)
Cash and cash equivalents at beginning of year	8,028	7,535	11,814

Cash and cash equivalents at end of year	$4,656	$8,028	$7,535

Supplemental disclosures of cash flow information
Interest paid, net of amount capitalized	$5,839	$13,564	$20,647
Income taxes (refunded) paid, net	1,522	—	(22,029)
Purchase of assets under capital lease financing	—	—	2,881

See accompanying Notes to Consolidated Financial Statements.

THE SPORTS AUTHORITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: The Company

The Sports Authority, Inc. (“The Sports Authority” or “Company”) is the largest full-line sporting goods retailer in the United States. At February 1, 2003, the Company operated 205 stores, substantially all between 35,000 to 45,000 square feet, in 33 states across the United States. The Company has also expanded its distribution channels to include e-commerce and team sales to broaden shopping alternatives for its customers and to augment its retail store sales.

Mega Sports Co., Ltd. (“Mega Sports”), a joint venture between the Company and AEON Co., Ltd. (“AEON”), operates 39 The Sports Authority stores in Japan pursuant to a license agreement with the Company. In April 2002, the Company exercised an option under its joint venture agreement with AEON to purchase additional shares in Mega Sports from AEON. The purchase increased the Company’s ownership in Mega Sports from 8.4% to 19.9%. AEON is a major Japanese retailer that owns 9.2% of the Company’s outstanding stock.

Prior to July 2001, the Company owned 19.9% of TheSportsAuthority.com, Inc., a joint venture with a wholly-owned subsidiary of GSI Commerce, Inc. (“GSI”). The joint venture was formed to operate the e-commerce business of the Company. In July 2001, the joint venture was dissolved and the Company entered into a License and E-Commerce Agreement (the “Agreement”) with the GSI subsidiary. Under the terms of the Agreement, GSI owns certain content and technology related to the website and will host, maintain, fulfill orders and furnish all other “back-end” operations required to operate the website. Customer information obtained from operation of the website is jointly owned by GSI and the Company. GSI may use this information only to design, develop, operate, maintain and promote the website and to perform GSI’s obligations under the license agreement. Additionally, certain store locations include interactive kiosks allowing customers to shop online through www.thesportsauthority.com. GSI receives all revenue generated from the website and pays the Company a royalty for use of property owned by the Company including certain trademarks, service marks and the domain name www.thesportsauthority.com.

Note 2: Summary of Significant Accounting Policies

The Company’s significant accounting policies are described below.

Basis of Financial Statement Presentation: The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States. These principles require management to (1) make estimates and assumptions that affect the reported amounts of assets and liabilities, (2) disclose contingent assets and liabilities at the date of the financial statements and (3) report amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fiscal Year: The Company’s fiscal year ends on the Saturday closest to the end of January. The 2002 and 2001 fiscal years each consisted of 52 weeks, while fiscal 2000 included 53 weeks.

Basis of Consolidation: The Company includes its wholly-owned and majority-owned subsidiaries in the consolidated financial statements. All intercompany transactions and amounts have been eliminated in consolidation.

Earnings Per Share: The Company calculates earnings per share (“EPS”) in accordance with Statement of Financial Accounting Standards No. 128 (“SFAS 128”), “Earnings Per Share,” which requires a dual presentation of basic and diluted EPS.

A reconciliation of the basic and diluted EPS computations is illustrated below:

	2002	2001	2000
	(in thousands, except per share data)
Basic EPS Computation
Income before extraordinary gain and accounting change	$59,669	$12,305	$6,779

Weighted average common shares	32,822	32,610	32,295

Basic earnings before extraordinary gain and accounting change per common share	$1.82	$.38	$.21

Diluted EPS Computation
Income before extraordinary gain and accounting change	$59,669	$12,305	$6,779

Weighted average common shares	32,822	32,610	32,295
Effect of stock options	1,231	470	16

Total shares	34,053	33,080	32,311

Diluted earnings before extraordinary gain and accounting change per common share	$1.75	$.37	$.21

The computation of diluted EPS for the 2000 fiscal year excludes shares which were issuable under the Company’s 5.25% Convertible Subordinated Notes due September 2001 (the “Notes”) because the issuance of the shares would have been antidilutive. The computation also excludes the effect of antidilutive stock options outstanding in each of the respective periods aggregating 1,068,774, 1,047,266 and 3,063,260 in 2002, 2001 and 2000, respectively.

Cash and Cash Equivalents: The Company is a net borrower under its revolving credit facility (“Credit Facility”) and all available funds are used to pay down outstanding borrowings daily. Therefore, cash consists mainly of deposits in transit and amounts in regional depositories not yet available for payment on the Credit Facility. The Company considers cash on hand in stores, deposits in banks, certificates of deposit and short-term marketable securities with original maturities of 90 days or less to be cash and cash equivalents.

Inventories: In the first quarter of 2001, the Company changed its method of accounting for inventories to the lower of weighted average cost or market method from the retail inventory method. (See Note 3.)

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

In the third quarter of 2002, the Company changed the estimated useful life of its leasehold improvements from ten years to the remaining term of the underlying property lease, plus lease renewal options which management has committed to exercise. The Company believes that this change results in a better matching of depreciation expense over the period in which such assets will be utilized. Accordingly, the remaining lives of leasehold improvements as of the end of the second quarter of 2002 were revised to reflect the remaining lease term, and depreciation expense was adjusted beginning in the third quarter to reflect the more appropriate useful life. The effect of this change was an increase in income before extraordinary gain and cumulative effect of accounting change of approximately $0.6 million, or $0.02 per basic and diluted share, for the fiscal year ended February 1, 2003. Depreciation expense was $37.0 million, $39.3 million and $38.4 million in 2002, 2001 and 2000, respectively.

Impairment of Long-Lived Assets: In accordance with Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company evaluates the carrying value of long-lived assets, including property and equipment and amortizable intangible assets, whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Assets held for use are evaluated at the store level, which is the lowest level for which cash flows can be identified. An impairment loss is recorded for the excess of the carrying value of these assets over their fair value, as measured by projected discounted future cash flows at the store level. Assets held for sale consist solely of owned property at two closed store locations, and these assets have been written down to estimated fair value based on recent appraisals or broker estimates, less estimated costs to sell.

Financial Instruments: The following methods and assumptions were used to estimate the fair value of the Company’s financial instruments:

•	The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term nature.

•	The fair value of the Company’s note receivable is based on current interest rates and repayment terms of the note. (See Note 8.)

•	The carrying value of long-term debt approximates fair value due to the variable interest rate on the debt.

As of February 1, 2003, the note receivable had a carrying value of $4.6 million and a fair value of $4.2 million.

Revenue Recognition: Merchandise sales are recognized at the point of sale. Sales of licensee merchandise and services are excluded from total sales. The Company provides a reserve for sales returns which is reviewed for adequacy based on current returns experience. The Company receives royalties under license agreements with Mega Sports and GSI, which are reported as license fee income as earned. (See Note 4.)

Advertising Costs: Production costs are expensed upon first showing of the advertising, and other advertising costs are expensed as incurred. Catalog production costs are capitalized and expensed over the estimated sales life of the catalog, which is generally less than two months. The Company participates in cooperative advertising with its vendors under which a portion of advertising costs are reimbursed to the Company and are treated as a reduction of advertising expense. In November 2002, the EITF of the FASB issued consensus No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (“EITF 02-16”). EITF No. 02-16 addresses how a reseller of a vendor’s products should account for cash consideration received from the vendor. The Company believes that the provisions of EITF 02-16 could impact its financial reporting for certain vendor allowances by requiring recharacterization of amounts received from vendors from reduction of advertising expense to reduction of cost of inventory purchased. The Company has not yet completed its assessment of the impact of this ruling on fiscal 2003 results of operations. Advertising expenditures, net of cooperative advertising reimbursements, were $35.2 million, $33.0 million, and $30.8 million in 2002, 2001, and 2000 respectively.

Pre-Opening Costs: Pre-opening costs associated with new store openings are expensed as incurred.

Store Closing Costs: The Company has historically provided for future net lease obligations, severance payments and other expenses related to store closings in the period that the Company commits to a plan of exit. Reserves are evaluated periodically based on actual costs incurred and changing market conditions and adjusted for significant changes in estimates. Beginning in 2003, the Company will adopt Financial Accounting Standards Board Statement No. 146 (“SFAS 146”), “Obligations Associated with Exit or Disposal Activities,” which requires that costs associated with an exit activity be recorded when the liability is incurred and can be measured at fair value.

Income Taxes: The Company provides for income taxes currently payable or receivable, deferred income taxes resulting from temporary differences between the book and tax bases of assets and liabilities, and valuation allowances on its deferred tax assets in accordance with Statement of Financial Accounting Standards No. 109 (“SFAS 109”), “Accounting for Income Taxes.”

Stock-Based Compensation: The Company accounts for stock-based compensation under Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” using the intrinsic value method. The Company provides pro forma disclosures of the compensation expense determined under the fair value provisions of Statement of Financial Standards No. 123 (“SFAS 123”), “Accounting for Stock Based Compensation” and SFAS 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” Under APB 25, since the exercise prices of stock options granted equal or exceed the market value of the Company’s stock on date of grant, no compensation cost is recognized.

The Company used the Black-Scholes option pricing model with the following weighted average assumptions in determining the fair value of options granted in 2002, 2001, and 2000: expected volatility of 75%, 50%, and 49%, respectively; risk-free interest rates of 4.4%, 4.8%, and 6.3%, respectively; and an expected life of 5 years. If, under SFAS 123, the Company determined compensation costs based on the fair value at the grant date for its stock options, net earnings and earnings per share would have been reduced to the pro forma amounts below:

		2002	2001	2000
		(In thousands, except per share data)
Net income	As reported	$59,669	$12,350	$25,426
	Deduct: Total stock- based compensation expense, net of tax	2,408	615	626

	Pro forma	$57,261	$11,735	$24,800

Basic earnings per common share	As reported	$1.82	$.38	$.78

	Pro forma	$1.75	$.36	$.77

Diluted earnings per common share	As reported	$1.75	$.37	$.78

	Pro forma	$1.69	$.35	$.77

New Accounting Pronouncements: In July 2001, the FASB issued SFAS 143, “Accounting for Asset Retirement Obligations,” which requires capitalization of any retirement costs as part of the total cost of the related long-lived asset. Adoption of SFAS 143 is required for years beginning after June 15, 2002. The Company does not expect that the implementation of SFAS 143 will have a material impact on its financial position or results of operations.

In June 2002, the FASB issued SFAS 146, “Obligations Associated with Exit or Disposal Activities.” SFAS 146 requires companies to record a liability for costs associated with an exit activity when that liability is incurred and can be measured at fair value. SFAS 146 is required for exit activities initiated after December 31, 2002. The Company does not expect that the implementation of SFAS 146 will have a material impact on its financial position or results of operations.

In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor.” The Task Force concluded that such consideration constitutes a reduction in vendor price, and should therefore be reflected as a reduction in inventories that would reduce cost of sales as the related merchandise is sold. This presumption can be overcome in two circumstances: (i) the consideration is a payment for assets or services delivered to the vendor, or; (ii) the consideration constitutes a reimbursement of costs incurred by the customer to sell the vendor’s products. Issue No. 02-16 is effective for us beginning in 2003. Currently we treat certain of our entitlements as a reduction of the purchase price of inventory, and others as a reduction of SG&A expense as earned. We have not yet determined the impact the adoption of this consensus will have on our financial position or results of operations.

In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” SFAS 148 amends SFAS 123 and provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure requirements of SFAS 123 to require more prominent and frequent disclosures in financial statements about the effects of stock-based compensation. Consequently, the Company will disclose the pro-forma effect of issuing options to employees on an interim basis during 2003 and future years. The Company adopted the disclosure requirements of SFAS 148 in 2002.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the variable interest entity. The primary beneficiary is defined as the party which, as a result of holding its variable interest, absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We do not expect that the implementation of FIN 46 will have a material impact on our financial position or results of operations.

Reclassification: Certain amounts in the prior year’s financial statements have been reclassified to conform to the current year’s presentation.

Note 3: Changes in Accounting Method

In the first quarter of 2001, the Company changed its method of accounting for inventories from the retail inventory method to the lower of weighted average cost or market method. The weighted average cost method is preferable because it results in greater precision in valuing inventories and cost of goods sold, and enables a better matching of revenues and cost of goods sold. The effect of the change as of the beginning of fiscal 2001 was a charge of $0.5 million, or $0.02 per share, which has been reflected as a cumulative effect of a change in accounting principle in the Consolidated Statements of Income. The effect of the change on income before extraordinary gain for the fiscal year ended February 2, 2002, and the pro-forma effect on prior years, is not determinable.

Note 4: Investments and Affiliates

Japanese Joint Venture:

The Company has a license agreement with Mega Sports which permits Mega Sports to use certain trademarks, technology and know-how of the Company in exchange for royalties of 1.0% of Mega Sports’ gross sales in 1999, 1.1% in 2000 and 1.2% in 2001 through 2005. Mega Sports has the option of extending the license agreement for three ten-year periods expiring in 2035. The Company’s results of operations include royalties of $3.9 million, $3.1 million and $2.4 million in 2002, 2001 and 2000, respectively, pursuant to the license agreement. The Company owns 19.9% of Mega Sports. In April 2002, the Company increased its ownership percentage in Mega Sports from 8.4% to 19.9%.

E-Commerce Relationship:

As a result of the Company’s e-commerce relationship with GSI, the Company received warrants to purchase shares of GSI common stock. In 2001, the Company exercised the warrants and immediately sold the shares for net proceeds of $2.5 million, which has been reflected as a gain on sale of investment securities in the Consolidated Statements of Income for 2001. The Company has no further equity interest in GSI.

Royalties under the License and E-Commerce Agreement with GSI were $0.8 million in 2002, and $0.2 million in both 2001 and 2000.

Note 5: Restructuring and Impairment Charges

Store Exit Costs:

The Company recorded store exit costs of $1.7 million in 2002. The charge consisted of: (i) a $2.5 million increase in reserves for previously closed stores, largely due to the loss of a subtenant in one remaining Canadian location, partially offset by (ii) the reversal of reserves for one previously closed store which the Company intends to reopen. The Company regularly evaluates the adequacy of its store exit reserves based on recent broker analyses, general economic conditions, current trends in the real estate market, and historical experience with respect to marketing its closed store sites. No stores were closed or approved for closure in 2002.

In 2001, the Company recorded store exit costs of $5.6 million, also related to the adjustment of reserves for previously closed stores. The charge resulted from: (i) revised estimates of the time to market remaining idle properties and anticipated sublease rates; (ii) payment of lease termination fees for two previously closed store sites which exceeded the recorded obligations for these stores; partially offset by (iii) a reversal of reserves for one store the Company reopened in its new store format in 2002. Store exit costs of $2.8 million in 2000 included a $4.0 million increase in reserves established under prior store exit plans, partially offset by a net $1.2 million gain on the lease termination of one store approved for closure in 2000 pursuant to a favorable lease buy out agreement. This store was vacated in the fourth quarter of 2000.

Store exit costs were $8.9 million and $39.4 million in 1999 and 1998, respectively. The 1999 charge related primarily to closure of five Canadian and two U.S. stores, all of which were closed in 2000. The Company ceased its Canadian operations based on the decision to focus the Company’s resources on its core U.S. market. The Company has no further obligations under the 1999 store exit plan. The 1998 charge related to the announced closure of 18 underperforming stores, including two in Canada. As a result of favorable market and lease factors, the Company decided not to close three of these stores and reversed its exit reserves for these stores in 1999. Additionally, reserves for one of the remaining 15 stores were reversed in 2002 based on a decision to reopen that store.

The Company has cumulatively assigned or terminated its lease obligations at 13 stores, and entered into long-term subleases at three others. The Company is actively marketing the remaining closed store sites, which include four leased and two owned properties.

Following is a summary of activity in the store exit reserves:

	Lease and Related Obligations	Fixed Assets	Other	Total
	(in thousands)
Balance at February 3, 2001	$21,634	$82	$670	$22,386

Adjustment of prior year reserves	5,180	—	373	5,553
Payments, net of sublease income	(13,892)	(82)	(563)	(14,537)

Balance at February 2, 2002	12,922	—	480	13,402

Adjustment of prior year reserves	1,770	—	(30)	1,740
Payments, net of sublease income	(3,458)	—	(142)	(3,600)

Balance at February 1, 2003	$11,234	$—	$308	$11,542

Corporate Restructuring:

During the first quarter of 2001, the Company approved a corporate restructuring plan to consolidate certain departmental functions. In conjunction with this plan, the Company eliminated 44 positions and recorded a charge of $0.8 million for employment termination benefits. The Company has satisfied its obligation under the plan.

Impairment of Long-Lived Assets:

In 2002, the Company recorded impairment charges under SFAS 144 of $2.7 million. The charge included the write down of assets at three open, leased stores based on a determination that the carrying value of assets at these locations exceeded estimated future cash flows. Additionally, one closed, owned property was written down to current market value, less cost to sell.

Note 6: Receivables and Other Current Assets

Receivables and other current assets consists of the following:

	February 1, 2003	February 2, 2002
	(in thousands)
Accounts receivable, net of allowances of $1,980 and $1,431, respectively	$28,873	$31,802
Prepaid expenses	13,819	13,720
Current deferred tax assets, net	7,821	—

Total	$50,513	$45,522

Accounts receivable include vendor receivables for entitlements, such as cooperative advertising, credit card receivables for merchandise sales, and other receivables arising in the ordinary course of business. In 2002, the Company reversed the valuation allowance on its federal deferred tax assets and a portion of its state deferred tax assets. (See Note 9.)

Note 7: Property and Equipment

Net property and equipment consists of the following:

	February 1, 2003	February 2, 2002
	(in thousands)
Land	$17,485	$20,441
Buildings	33,515	36,213
Leasehold improvements	75,930	69,515
Furniture, fixtures and equipment	189,450	231,093
Property under capital leases	5,231	5,243
Construction in progress	4,890	679

	326,501	363,184
Less—accumulated depreciation and amortization	(183,225)	(212,733)

Total	$143,276	$150,451

During 2002, the Company recorded retirements aggregating $63 million of fully depreciated assets in the furniture, fixture and equipment (“FF&E”) category. These assets were no longer in use as a result of major store remodeling, routine store maintenance and technology upgrades in recent years.

Note 8: Other Assets and Deferred Charges

Other assets and deferred charges consist of the following:

	February 1, 2003	February 2, 2002
	(in thousands)
Long-term deferred tax assets, net	$33,280	$—
Prepaid rent	8,466	24,165
Lease costs, net of accumulated amortization of $4,227 and $3,767, respectively	4,613	5,116
Note receivable	4,627	4,811
Loan fees, net of accumulated amortization of $2,728 and $1,944, respectively.	2,317	1,431
Deferred loss on sale-leaseback	1,867	1,979
Deposits and other	1,170	1,535

Total	$56,340	$39,037

In the fourth quarter of 2002, the Company reversed the valuation allowance on its federal deferred tax assets, and a portion of the allowance on its state deferred tax assets. (See Note 9.)

Prepaid rent relates to the Company’s purchase of certain mortgage notes in January 2002. The Company was a wholly-owned subsidiary of Kmart Corporation (“Kmart”) from its acquisition in 1990 until its Initial Public Offering (“IPO”) on November 23, 1994. Prior to the IPO, Kmart arranged financing for development of five Company store sites under which leases on each of the stores served as collateral for certain mortgage pass-through certificates (the “Certificates”). Pursuant to a related Note Put Agreement, Certificate holders were permitted to require the Company or, upon the Company’s failure, Kmart to repurchase the underlying mortgage notes (the “Mortgage Notes”) in certain events, including the failure by Kmart to maintain required debt ratings. In January 2002, the Mortgage Notes were put to the Company as a result of a downgrade in Kmart’s debt rating. The Company paid $25.3 million in principal and accrued interest, and financed the purchase with borrowings under the Credit Facility. As the holder of the Mortgage Notes, the Company receives annual principal and semi-annual interest payments, at rates between 9.87% and 10.05%, which are essentially funded by the Company’s own payments under its collateralized store leases. As such, the principal amount of the Mortgage Notes has been included as prepaid rent in the Consolidated Balance Sheet. During 2002, the Company received $15.7 million principal amount in full satisfaction of mortgage notes related to three of the five stores as a result of the landlord-borrower(s) refinancing or disposing of the underlying property. The proceeds were used to reduce borrowings under the Credit Facility.

Lease costs consist of costs to acquire or execute leases, which are deferred and amortized on a straight-line basis over the remaining lease terms of the stores. Deferred lease costs at February 1, 2003 relate primarily to the unamortized acquisition costs for eight store leases, two of which were acquired from a competitor in fiscal 2000 for $2.0 million.

The note receivable relates to the Company’s participation in a privately placed mortgage note. The Company paid Kmart $5.5 million in principal and accrued interest in June 1996 for participation in the note. Principal is received annually and interest is received semi-annually at a rate of 8.4%. The note has a remaining term of 12 years.

Loan fees relate to the Credit Facility and are prepaid and amortized on a straight-line basis over the term of the Credit Facility or the fee period, as applicable. In 2002, the Company paid fees in connection with an amendment of the Credit Facility which, among other things, extended the term of the agreement to September 2006.

In October 2001, the Company sold ten previously owned store locations pursuant to a sale-leaseback agreement with Realty Income Corporation (“RIC”). The Company operates these stores under 20-year leases with RIC. The Company received net cash proceeds on the transaction of $43.9 million and recorded a deferred gain of $0.8 million, which will be amortized over the term of the leases. During the second quarter of 2002, the Company completed the sale-leaseback of one store location for net proceeds of $5.9 million, essentially equivalent to the net book value of the property.

Note 9: Income Taxes

Income before income taxes, extraordinary gain and the cumulative effect of the change in accounting principle is as follows:

	2002	2001	2000
	(in thousands)
United States	$19,070	$12,305	$6,250
Foreign	—	—	529

	$19,070	$12,305	$6,779

The benefit (provision) for income taxes consists of:

	2002	2001	2000
	(in thousands)
Current:
Federal	$—	$—	$(1,741)
State and local	—	—	(259)

Total current	—	—	(2,000)

Deferred:
Federal	36,274		—
State and local	4,325	—	—
Foreign	—	—	—

Total deferred	40,599	—	—

Total	$40,599	$—	$(2,000)

The benefit (provision) for income taxes is included in the Company’s Statements of Income as follows:

	2002	2001	2000
	(in thousands)
Income tax benefit	$40,599	$—	$—
Income tax expense on extraordinary gain	—	—	(2,000)

Total	$40,599	$—	$(2,000)

A reconciliation of the federal statutory rate to the Company’s effective tax rate follows:

	2002	2001	2000
	(in thousands)
Federal statutory rate	$(6,675)	$(4,322)	$(9,599)
State and local taxes, net of federal tax benefit	—	—	(168)
Change in valuation allowance and utilization of operating loss carryforwards	47,565	4,513	9,271
Other	(291)	(191)	(1,504)

Total	$40,599	$—	$(2,000)

Deferred tax assets and liabilities resulted from the following:

	February 1, 2003		February 2, 2002
	Short-term	Long-term	Short-term	Long-term
Deferred tax assets:
Short-term accruals and other liabilities	$13,337	$—	$14,831	$—
Long-term accruals and other liabilities	—	14,608	—	15,634
Canada excess liabilities	—	955	—	1,227
Restructuring charges	—	24,213	—	22,858
Net operating loss carryforwards	1,671	9,264	—	10,972
Tax credit carryforwards	2,733	—	—	2,278
Other	—	3,216	—	2,575

Total deferred tax assets	17,741	52,256	14,831	55,544
Less: valuation allowance	—	(8,065)	(9,387)	(40,223)

Deferred tax assets, net of allowance	17,741	44,191	5,444	15,321

Deferred tax liabilities:
Inventories	9,920	—	5,444	—
Property and equipment	—	9,901	—	14,823
Other	—	1,010	—	498

Total deferred tax liabilities	9,920	10,911	5,444	15,321

Net deferred tax assets	$7,821	$33,280	$—	$—

The Company has a federal net operating loss carryforward of approximately $4.8 million, which includes a $1.4 million deduction attributable to the exercise of non-qualified stock options. The 2002 tax benefit associated with the Company’s deduction for stock options has been recorded as an increase to additional paid in capital. The federal net operating loss carryforward will expire in 2019. In addition, the Company has $1.1 million of various federal tax credit carryforwards that expire in varying amounts through 2008, and approximately $1.6 million of federal alternative minimum tax credit carryforwards which are not subject to expiration. State income tax net operating loss carryforwards are approximately $188.7 million and expire in varying amounts through 2022. The federal and state net operating loss and tax credit carryforwards could be subject to limitation if, within any three-year period prior to the expiration of the applicable carryforwards, there is more than a 50% change in the ownership of the Company.

In 1999, the Company established a valuation allowance of $62.0 million on its net deferred tax assets, based on the presumption that the realization of such assets could not be reasonably assured given the losses incurred by the Company at the time. Additionally, in 1999, the Company wrote off approximately $5.7 million of deferred tax assets attributable to its Canadian subsidiary that could not be realized as a result of the Company’s decision to terminate its operations in Canada. The valuation allowance was reduced by approximately $7.9 million, $3.1 million and $9.3 million in 2002, 2001 and 2000, respectively, principally as a result of the utilization of federal and state net operating loss carryforwards and other changes in deferred taxes.

Based on the Company’s improved financial performance in the last three years, as well as current tax planning strategies and estimates of future taxable income, management believes it is more likely than not that the federal deferred tax assets will be realized. Accordingly, the remaining valuation allowance established in prior years for these assets was fully reversed in fiscal 2002. The Company has retained a valuation allowance of approximately $8.1 million against certain state deferred tax assets, principally attributable to net operating loss carryforwards, due to continued uncertainty regarding the realization of these deferred tax assets in their respective states.

Note 10: Long-term Debt

Long-term debt consists of the following:

	February 1, 2003	February 2, 2002
	(in thousands)
Revolving Credit Facility	$121,395	$179,100
Long-term portion of capital lease obligations	30	233

Total	$121,425	$179,333

The Company has a committed Credit Facility with a group of lenders led by Fleet Retail Finance, Inc. which provides up to $335 million of maximum borrowings. In November 2002, the Company completed an amendment of the Credit Facility which, among other things, extended the term of the Credit Facility from September 2003 to September 2006. Borrowings under the Credit Facility are secured by a pledge of inventories, accounts receivable, the Mortgage Notes and certain owned real estate. Mortgaged real estate consists of nine owned store locations with a book value of $33.4 million. Borrowings are limited to a borrowing base determined primarily by applying advance rate percentages against the pledged assets. The November 2002 amendment increased the advance rate percentage applied to pledged inventories.

Borrowings bear interest at the election of the Company at either the Base Rate or the Eurodollar Rate, both as defined in the Credit Facility. Under the 2002 amendment, the interest rate margin was changed to a range of 1.50% to 2.25%, based on collateral availability and attainment of certain earnings before interest, taxes, depreciation and amortization (“EBITDA”) thresholds. Previously, the margin rate ranged from 1.75% to 2.25%, based on collateral availability.

The Credit Facility includes a provision which permits limited repurchases of the Company’s common stock. The Company remains subject to a limitation on stock repurchases under the Lease Guaranty, Indemnification and Reimbursement Agreement (the “LGIRA”) between the Company and Kmart; however, the Company expects that Kmart will be discharged of its obligations under the LGIRA, which would therefore also terminate the restriction on the Company’s repurchase of its stock. The Credit Facility contains no financial covenants, but does contain a “springing” covenant which requires that rolling four-quarter earnings before interest, depreciation and amortization (“EBITDA”) equal or exceed $35.0 million in the event that collateral availability falls below $40.0 million. The minimum required EBITDA was increased from $30.0 million to $35.0 million pursuant to the November 2002 amendment. The Credit Facility also contains restrictions with respect to the acquisition of assets, investments and indebtedness, and prohibits payment of dividends. In 2001, the Company received a waiver from the lenders under the Credit Facility to permit the purchase of the Mortgage Notes.

The Company’s weighted average interest rates on borrowings under the Credit Facility were 3.7%, 5.8%, and 9.1%, in 2002, 2001, and 2000, respectively.

Note 11: Other Long-term Liabilities

Other long-term liabilities consists of the following:

	February 1, 2003	February 2, 2002
	(in thousands)
Step rent accrual	$34,398	$33,683
Long-term portion of store exit reserve	7,982	9,287
Deferred gain on sale-leaseback	760	800

Total	$43,140	$43,770

A majority of the Company’s store leases contain escalation clauses. Rental expense for such leases is recognized on a straight-line basis with the difference between current minimum lease payments and straight-line expense recorded as step rent.

Store exit reserves consist primarily of accrued lease obligations and other occupancy costs, net of estimated future sublease income, related to the Company’s closed store sites. (See Note 5.)

Note 12: Commitments and Contingencies

Kmart guarantees 50 of the Company’s leases pursuant to a Lease Guaranty, Indemnification and Reimbursement Agreement (“Indemnification Agreement”). The Company has agreed to indemnify Kmart for any losses incurred by Kmart as a result of actions or omissions on the part of the Company, as well as for all amounts paid by Kmart under the Indemnification Agreement. In addition, Kmart has certain rights to acquire leased stores guaranteed by Kmart if its losses or unreimbursed guaranty payments exceed certain levels or the Company fails to meet certain financial performance ratios. In February 2002, Kmart filed for bankruptcy protection. This filing, and the potential extinguishments of Kmart’s contingent liability under its guarantees, will not impact the Company’s rights or obligations under the store leases guaranteed by Kmart.

The Company is one of thirty-three defendants, including firearms manufacturers and retailers, in City of Chicago and County of Cook v. Beretta U.S.A. Corp. et al, Circuit Court of Cook County, Illinois. This suit was served on the Company in November 1998. The complaint was based on legal theories of public nuisance and negligent entrustment of firearms and alleged that the defendants distributed, marketed and sold firearms in the portion of Cook County outside Chicago that were found illegally in Chicago. The complaint sought damages allocated among the defendants exceeding $433 million to compensate the City of Chicago and Cook County for their alleged costs (of which the complaint enumerates a total of $153 million) resulting from the alleged public nuisance. The complaint also sought punitive damages and injunctive relief imposing additional regulations on the methods the defendants used to distribute, market and sell firearms in Cook County. In February 2000, the Court dismissed the complaint’s negligent entrustment count. The plaintiffs filed an amended complaint with the Court’s permission in March 2000, which contained both the public nuisance and negligent entrustment counts. In September 2000, the Court granted the motions of the defendants to dismiss the amended complaint, in its entirety, with prejudice. In October 2000, the plaintiffs appealed to the Appellate Court of Illinois, First Judicial District, but did not pursue the negligent entrustment issue before the Appellate Court. On November 4, 2002, the Appellate Court reversed the dismissal of the amended complaint and remanded the case to the trial court for further proceedings on the public nuisance issue. On November 25, 2002, the Company filed a petition for rehearing with the Appellate Court which was denied on March 7, 2003. On March 27, 2003, the Company joined in the petition for leave to appeal to the Illinois Supreme court by the other defendants of the Appellate Court’s decision reversing the trial court’s dismissal of the amended case. The Company is currently unable to predict the outcome of this case.

There are various other claims, lawsuits and pending actions against the Company incident to its operations. In the opinion of management, the ultimate resolution of these matters will not have a material effect on the Company’s liquidity, financial position or results of operations.

Note 13: Leases

The Company conducts operations primarily in leased facilities. Store leases are generally for terms of 10 to 25 years with multiple five-year renewal options that allow the Company to extend the term of the lease up to 25 years beyond the initial noncancelable term. Certain leases require the Company to pay additional amounts, including rental payments based on a percentage of sales, and executory costs related to taxes, maintenance and insurance. Some selling space has been sublet to other retailers in certain of the leased facilities. The Company also leases certain equipment used in the course of operations under operating leases.

Future minimum lease payments under noncancelable operating leases at February 1, 2003 were as follows:

(in thousands)
Year:
2003	$107,254
2004	106,100
2005	101,481
2006	97,934
2007	97,198
Later years	638,958

Total minimum lease payments	1,148,925

Less: minimum sublease rental income	(17,231)

Net minimum lease payments	$1,131,694

A summary of operating lease rental expense and sublease income follows:

	2002	2001	2000
	(in thousands)

Minimum rentals	$99,966	$94,344	$96,067
Percentage rentals	47	32	19
Less: sublease income	(1,120)	(1,391)	(1,039)

Total	$98,893	$92,985	$95,047

Note 14: Employee Retirement Plans

Employees of the Company who meet certain requirements as to age and service are eligible to participate in The Sports Authority 401(k) Savings and Profit Sharing Plan (the “401(k) Plan”). Highly compensated employees, as defined, are also eligible to participate in The Sports Authority Supplemental 401(k) Savings and Profit Sharing Plan. The Company’s expense related to these plans was $1.9 million in 2002 and $2.0 million in both 2001 and 2000.

The Company has an unfunded supplemental executive retirement plan for certain executives of the Company. Pension benefits earned under the plan are primarily based on years of service at the level of Vice President or higher after June 1990 and average compensation, including salary and bonus. Pension expense was $0.8 million in 2002, $0.3 million in 2001, $0.4 million in 2000. The accrued unfunded pension liability, including obligations assumed by the Company related to the Kmart supplemental executive retirement plan, was $3.8 million and $3.0 million as of February 1, 2003 and February 2, 2002, respectively.

Note 15: Stock Purchase, Stock Option and Restricted Stock Plans and Performance Unit Plan

The Company has an Employee Stock Purchase Plan (the “Employee Plan”) which allows the Company’s employees to purchase shares of the Company’s common stock at a 15% discount from its fair market value. Shares purchased through the Employee Plan are restricted from sale or transfer for one year from the date of purchase, except in the event of a change in control of the Company, as defined in the plan, and certain other events.

In June 2001, the Employee Plan was amended to increase the number of shares reserved by 750,000, for a total of 1,862,259 shares.

In June 2000, the Company’s shareholders approved the adoption of the 2000 Stock Option and Stock Award Plan (the “2000 Plan”), which merged and replaced the 1994 Stock Option Plan (the “1994 Plan”) and the 1996 Stock Option and Restricted Stock Plan (the “1996 Plan”). Original shares available for grant under the 2000 Plan were 4,273,783, which was the aggregate number of shares formerly reserved for issuance under the 1994 Plan and the 1996 Plan. In May 2002, the Company’s shareholders approved an amendment to increase the number of shares reserved for issuance by 1,600,000, bringing the total registered shares to 5,873,783, and to reduce the maximum number of shares which may be used for the grant of stock awards from 2,000,000 to 1,600,000. Exercisability of stock options, and the restricted period on restricted stock awards, is accelerated on a change in control of the Company, as defined in the 2000 Plan, and in certain other events. The 2000 Plan expires in March 2006. In September 2001, the Company extended a tender offer to eligible non-executive employees who were active employees as of the tender offer date to buy back eligible options issued under the 1996 Plan and the 1994 Plan. The Company purchased and canceled 285,273 options at an aggregate purchase price of $0.2 million pursuant to the tender offer.

In February 2001, the Company adopted the Salaried Employees’ Stock Option and Stock Award Plan (the “Salaried Plan”). As a broadly-based plan, the Salaried Plan was not submitted to the Company’s shareholders for approval. Under the plan, 1,600,000 shares have been reserved for issuance under stock option and stock awards to full-time salaried employees other than “executive officers,” as defined in the plan. The exercise price of options granted under the plan may not be less than the fair value per share of common stock at grant date. The Compensation Committee of the Board (the “Committee”) has sole discretion to determine the vesting and exercisability provisions of each option granted. In general, the term of each option may not exceed ten years from the date of grant. The Committee has sole discretion to determine the restricted period for each grant of restricted shares under the plan. In order for shares to vest, the employee must remain in the employ of the Company during the restricted period, except in certain circumstances and unless otherwise determined by the Committee. All other provisions of the Salaried Plan with respect to exercise price, exercisability and restricted periods are substantially identical to those of the 2000 Plan. The plan expires in March 2006.

The Company has a Director Stock Plan (the “Director Plan”) which was amended with the approval of the Company’s shareholders in June 2000 to reserve 600,000 shares for issuance of restricted stock and stock options to non-employee directors. The option exercise price is equal to the market value of the shares covered by the options on the date of grant. The term of each option is ten years and generally becomes exercisable three years after the date of grant, or one year after if the options are granted in lieu of annual retainers, which a Director may elect. In the event of a change in control of the Company, exercisability of stock options, and the restricted period on restricted stock, is accelerated.

In May 1999, the Company’s shareholders approved the Performance Unit Plan as an additional long-term incentive compensation opportunity. Under this plan, executive officers and certain other employees are eligible to receive cash payments based upon the Company’s attainment of an earnings per share target measured over a three year performance period, unless otherwise specified by the Committee. The number of target performance units (with an initial unit value of $1.00 and a maximum unit value of $2.00) are established at the beginning of a performance period for each participant based on the participant’s role and responsibilities and competitive levels of long- term compensation. The plan is designed to be self-funding out of the Company’s earnings and involves no shareholder dilution. The Company recognized $1.9 million, $2.2 million and $1.2 million in compensation expense under this plan during 2002, 2001, and 2000, respectively.

The Company recognizes compensation expense for restricted shares granted under the stock plans on a straight-line basis over the restricted period. The Company’s expense related to grants of restricted stock was $0.3 million, $0.2 million, and $0.4 million in 2002, 2001, and 2000, respectively.

A summary of stock option activity is as follows:

	2002		2001		2000
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	3,646,296	$3.94	3,472,260	$5.73	2,859,927	$8.61
Granted	1,451,294	10.97	1,224,118	3.64	1,478,050	2.35
Exercised	(256,408)	4.03	(544)	4.15	—	—
Canceled	(448,131)	6.31	(1,049,538)	9.59	(865,717)	9.46

Outstanding at end of year	4,393,051	5.82	3,646,296	3.94	3,472,260	5.73

Exercisable at end of year	1,227,266	5.30	582,478	7.78	827,760	13.52

Weighted average fair value of options granted during year	$6.57		$1.80		$1.19

A summary of stock options outstanding at February 1, 2003 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding at February 1, 2003	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price	Exercisable at February 1, 2003	Weighted Average Exercise Price

$ 0.00 — $2.72	1,123,421	7.3	$2.23	3,668	$2.30
2.72 — 5.45	1,701,811	7.3	3.64	957,825	3.87
5.45 — 10.90	825,167	8.5	8.24	183,309	7.51
10.90 — 27.25	742,652	8.3	13.54	82,464	17.10

	4,393,051	7.7	$5.82	1,227,266	$5.30

Available for grant at end of year	2,608,537

Restricted stock grants during the periods indicated were as follows:

	2002	2001	2000
Shares of restricted stock	78,884	307,308	10,000
Weighted average fair value of shares at grant date	$9.19	$5.16	$2.06

Note 16: Shareholder Rights Plan

In September 1998, the Company’s Board of Directors adopted a Shareholder Rights Plan (the “Plan”) and entered into a Rights Agreement with American Stock Transfer and Trust Company, the Company’s stock transfer agent, as Rights Agent. Under the Plan, the Company declared a dividend distribution of one “Right” per outstanding share of common stock. Each Right entitles the stockholder to buy a unit consisting of one one-thousandth of a share of Series A Junior Participating Preferred Shares (a “Unit”) or, in certain circumstances, a combination of securities and assets of equivalent value at a purchase price of $50 per Unit, subject to adjustment. Each Unit carries voting and dividend rights that are intended to produce the equivalent of one share of common stock. In September 2001, the Company entered into the Amended and Restated Rights Agreement, which extended the expiration date of the rights from October 5, 2001 to September 11, 2011, and reduced the purchase price to $35 per Unit. The Rights become exercisable only if (i) a person or group acquires 20% or more of the Company’s outstanding common stock, or (ii) a person or group announces a tender offer for 20% or more of the Company’s outstanding common stock. In certain events the Rights entitle each stockholder to receive shares of common stock having a value equal to two times the exercise price of the Right, and the Rights of the acquiring person or group will become null and void. These events include, but are not limited to (i) a merger in which the Company is the surviving corporation, and (ii) acquisition of 20% or more of the Company’s outstanding common stock other than through a tender offer that provides fair value to all shareholders. If the Company is acquired in a merger in which it is not the surviving corporation, or more than 50% of its assets or earning power is sold or transferred, each holder of a Right will have the right to receive, upon exercise, common shares of the acquiring company. The Company can redeem each Right for $.01 at any time prior to the Rights becoming exercisable.

In connection with the Merger Agreement between the Company and Gart Sports Company dated February 19, 2003, the Company and the Rights Agent entered into Amendment No. 1 to the Amended and Restated Rights Agreement to facilitate the transactions contemplated by the Merger Agreement.

Note 17: Subsequent Event—Proposed Merger

On February 20, 2003, the Company announced that it had entered into an Agreement and Plan of Merger (“Merger Agreement”) dated February 19, 2003 with Gart Sports Company (“Gart Sports”), and Gold Acquisition Corp., a wholly-owned subsidiary of Gart Sports (“Merger Sub”). Pursuant to the Merger Agreement, Merger Sub will be merged with and into the Company, which will become a wholly-owned subsidiary of Gart Sports, and Gart Sports will change its name to The Sports Authority, Inc. Each shareholder of the Company will receive 0.37 of a share of Gart Sports’ common stock for each share of the Company’s common stock. The transaction is subject to: (i) adoption of the merger agreement and approval of the merger by the Company’s shareholders; (ii) the approval by Gart Sports’ shareholders of the issuance of Gart common stock in connection with the merger and of amendments to its certificate of incorporation to increase the number of shares of its stock and to change its name to The Sports Authority, Inc.; (iii) absence of any legal restraint (including the expiration or termination of the waiting period applicable to the merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976); (iv) the effectiveness of a registration statement on Form S-4 for the shares of Gart Sports to be issued in the merger; (v) Gart Sports entering into a credit facility; (vi) Gart Sports and the Company’s receipt of a legal opinion that the merger will be treated as a “reorganization” and therefore not a taxable transaction to the Company’s shareholders; and (vii) absence of a material adverse effect on the other party, accuracy of the representations made by the other party and performance of covenants by the other party. The merger is structured to be tax-free to the Company’s shareholders. On April 2, 2003, the waiting period applicable to the merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 expired.

Note 18: Quarterly Highlights (Unaudited)

	2002 Quarter Ended
	April	July	October	January
	(in thousands, except per share data)

Sales	$353,478	$375,781	$309,257	$388,358
Cost of merchandise sold	258,663	269,466	226,160	275,986
Operating income (loss)	2,939	10,558	(3,229)	13,393	(a), (b)
Net income (loss)	1,704	9,287	(4,247)	52,926	(c)
Diluted earnings (loss) per common share	0.05	0.27	(0.13)	1.56

	2001 Quarter Ended
	April	July	October	January
	(in thousands, except per share data)

Sales	$339,371	$370,780	$304,824	$400,577
Cost of merchandise sold	251,256	266,556	221,516	289,425
Operating income (loss)	(1,117)	10,839	(1,814)	15,191	(d)
Income (loss) before extraordinary gain and cumulative effect of accounting change	(6,047)	7,254	(4,524)	15,622
Net income (loss)	(6,329)	7,581	(4,524)	15,622
Diluted earnings (loss) before extraordinary gain and accounting change per common share	(0.18)	0.22	(0.14)	0.48
Diluted earnings (loss) per common share	(0.19)	0.23	(0.14)	0.47

(a)	During the fourth quarter of 2002, the Company recorded an adjustment of $1.7 million to increase store exit reserves established for previously closed store sites. Additionally, an impairment charge of $2.7 million was recorded to write down the carrying value of long-lived assets at three open stores and one closed store site.

(b)	During the fourth quarter of 2002, the Company recorded adjustments to capitalized inventory costs and certain reserves that resulted in an increase to operating income of approximately $2.6 million.

(c)	During the fourth quarter of 2002, the Company recorded a tax benefit in the amount of $40.6 million due to the reversal of the valuation allowance on its federal deferred tax assets and a portion of its state deferred tax assets.

(d)	During the fourth quarter of 2001, the Company recorded an adjustment of $3.7 million to increase store exit reserves established for previously closed store sites.

INDEX TO EXHIBITS

Exhibit No.	Description
2.1

Agreement and Plan of Merger, dated February 19, 2003, by and among Gart Sports Company, a Delaware corporation, Gold Acquisition Corp., a Delaware corporation, and the Company, incorporated by reference to Exhibit 2.1 to the Form 8-K filed on February 20, 2003.

2.2	Stockholder’s Agreement between the Company and Green Equity Investors, L.P., dated as of February 19, 2003, incorporated by reference to Exhibit 99.1 to the Form 8-K filed on February 20, 2003.

3.1	Restated Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.1 to the Form 10-K for 1994.

3.2	Certificate of Designation of Series A Junior Participating Preferred Stock of the Company, incorporated by reference to Exhibit 3.1 to the Form 10-Q for the third quarter of 1998.

3.3	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.1 to the Form 10-Q for the third quarter of 2002.

4.1

Amended and Restated Rights Agreement dated as of September 11, 2001 between the Company and American Stock Transfer and Trust Company, as Rights Agent, incorporated by reference to Exhibit 1 to the Form 8-A/A filed on September 17, 2001.

4.2

Amendment No. 1 to Amended and Restated Rights Agreement, dated February 19, 2003, between the Company and American Stock Transfer & Trust Company, incorporated by reference to Exhibit 4.1 to the Form 8-K filed on February 20, 2003.

10.1

Lease Guaranty, Indemnification and Reimbursement Agreement, dated November 23, 1994, as amended, between the Company and Kmart Corporation, incorporated herein by reference to Exhibit 10.3 to the Form 10-K for 1994.

10.2	Employee Stock Purchase Plan, as amended, incorporated herein by reference to Exhibit B to the Company’s Proxy Statement dated May 18, 2001.

10.3	Supplemental Executive Retirement Plan, as amended, incorporated by reference to Exhibit 10.3 to the Form 10-Q for the second quarter of 1997.

10.4	Management Stock Purchase Plan, as amended, incorporated by reference to Exhibit 10.1 to the Form 10-Q for the third quarter of 1997.

10.5	Deferred Compensation Plan, incorporated by reference to Exhibit 10.19 to the Form 10-K for 1997.

10.6	Annual Incentive Bonus Plan, as amended, incorporated by reference to Exhibit B to the Company’s Proxy Statement dated April 26, 2002.

10.7	Performance Unit Plan, incorporated by reference to Exhibit B to the Company’s Proxy Statement dated April 26, 1999.

10.8	2000 Stock Option and Stock Award Plan, as amended, incorporated by reference to Exhibit A to the Company’s Proxy Statement dated April 26, 2002.

10.9	Director Stock Plan, incorporated by reference to Exhibit 10.1 to the Form 10-Q for the third quarter of 2000.

10.10	Supplemental 401(k) Savings and Profit Sharing Plan, as amended, incorporated by reference to Exhibit 10.10 to the Form 10-K for 2000.

10.11	Employment Agreement dated June 13, 2002 between the Company and Martin E. Hanaka, incorporated by reference to Exhibit 10.1 to the Form 10-Q for the first quarter of 2002.

10.12	Amended and Restated Joint Venture Agreement dated as of March 12, 1999 between the Company and AEON Co., Ltd., incorporated by reference to Exhibit 10.19 to the Form 10-K for 1998.

10.13	Amended and Restated License Agreement dated as of March 26, 1999 between the Company and Mega Sports Co., Ltd., incorporated by reference to Exhibit 10.20 to the Form 10-K for 1998.

10.14	Amended and Restated Services Agreement dated as of March 26, 1999 between the Company and Mega Sports Co., Ltd., incorporated by reference to Exhibit 10.21 to the Form 10-K for 1998.

10.15	Guaranty dated as of March 12, 1999 from AEON Co., Ltd. to the Company, incorporated by reference to Exhibit 10.22 to the Form 10-K for 1998.

10.16	Agreement dated as of March 12, 1999 between the Company and AEON Co., Ltd., incorporated by reference to Exhibit 10.23 to the Form 10-K for 1998.

10.17	Agreement for Purchase and Sale and Leaseback dated May 14, 1999, between the Company and SPI Holdings, LLC, incorporated by reference to Exhibit 10.2 to the Form 10-Q for the second quarter of 1999.

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

10.23

Second Amendment to Amended and Restated Loan and Security Agreement, dated November 12, 2002, between Fleet Retail Finance, Inc., as Agent for the Lenders referenced therein, the Lenders referenced therein, and the Company and its wholly-owned United States subsidiaries, incorporated by reference to Exhibit 10.1 to the Form 10-Q for the third quarter of 2002.

10.24

License and E-Commerce Agreement dated as of July 6, 2001 between the Company and Global Sports Interactive, Inc., incorporated by reference to Exhibit 10.1 to the Form 10-Q/A for the second quarter of 2001 dated April 10, 2002.

10.25	Purchase Agreement dated as of October 15, 2001 between the Company and Realty Income Corporation, incorporated by reference to Exhibit 10.1 to the Form 10-Q for the third quarter of 2001.

10.26

Form of Severance Agreement between the Company and each of Elliott J. Kerbis (dated as of January 31, 2002), George R. Mihalko (dated as of September 18, 2001) and Louis-Philippe Vanier (dated as of September 16, 2002) and incorporated by reference to Exhibit 10.2 to the Form 10-Q for the third quarter of 2001.

10.27

Form of Severance Agreement dated as of August 28, 2001 between the Company and each of Todd Weyhrich and Arthur Quintana, incorporated by reference to Exhibit 10.3 to the Form 10-Q for the third quarter of 2001.

10.28*	Salaried Employees’ Stock Option and Stock Award Plan.

21.1*	Subsidiaries of the Company.

23.1*	Consent of Ernst & Young LLP.

99.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed as part of this Annual Report on Form 10-K.