Form 10-Q
period 2003-05-03
SPORTS AUTHORITY INC /DE/
filed 2003-06-17
CIK 929470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarterly period ended May 3, 2003

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes  ☐  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)  ☒  Yes  ☐  No

Number of shares of Common Stock outstanding at June 11, 2003: _ 33,138,848

THE SPORTS AUTHORITY, INC.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE SPORTS AUTHORITY, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	13 Weeks Ended
	May 3, 2003	May 4, 2002
	(Unaudited)
Sales	$339,058	$353,478
License fee income	1,169	1,004

	340,227	354,482

Cost of merchandise sold, including buying and occupancy costs	248,202	258,663
Selling, general and administrative expenses	88,538	92,355
Pre-opening expense	671	525
Store exit costs	359	—
Store restructuring costs	627	—

	338,397	351,543

Operating income	1,830	2,939
Interest, net	(1,028)	(1,235)

Income before income taxes	802	1,704
Income tax expense	(313)	—

Net income	$489	$1,704

Basic and diluted earnings per common share	$0.01	$0.05

Basic weighted average common shares outstanding	33,012	32,702

Diluted weighted average common shares outstanding	33,943	34,138

See accompanying Notes to Consolidated Financial Statements.

THE SPORTS AUTHORITY, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	May 3, 2003	February 1, 2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,840	$4,656
Merchandise inventories	380,930	354,223
Receivables and other current assets	50,196	50,513

Total current assets	438,966	409,392
Net property and equipment	144,659	143,276
Other assets and deferred charges	57,384	56,340

Total Assets	$641,009	$609,008

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable – trade	$146,321	$101,506
Accrued payroll and other liabilities	88,909	112,367
Capital lease obligations, current	177	200
Taxes other than income taxes	13,010	10,993
Income taxes	3,409	2,500

Total current liabilities	251,826	227,566
Long-term debt	128,704	121,425
Other long-term liabilities	42,664	43,140

Total liabilities	423,194	392,131

Stockholders’ equity:
Common stock, $.01 par value, 100,000 shares authorized, 33,151 and 33,034 shares issued, respectively	332	330
Additional paid-in-capital	255,714	255,349
Deferred compensation	(493)	(591)
Accumulated deficit	(37,175)	(37,664)
Treasury stock, 61 and 59 shares at cost, respectively	(563)	(547)

Total stockholders’ equity	217,815	216,877

Total Liabilities and Stockholders’ Equity	$641,009	$609,008

See accompanying Notes to Consolidated Financial Statements.

THE SPORTS AUTHORITY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	13 Weeks Ended
	May 3, 2003	May 4, 2002
	(Unaudited)
Cash Provided by (Used for):

Operations
Net income	$489	$1,704
Adjustments to reconcile net income to operating cash flows:
Depreciation and amortization	8,488	9,918
Store exit costs	359	—
Store restructuring costs	627	—
Change in deferred tax assets	(99)	—
Change in other assets and deferred charges	(1,285)	108
Change in other long-term liabilities	(476)	(577)
Cash provided by (used for) current assets and liabilities:
Change in receivables and other current assets	371	4,136
Change in merchandise inventories	(26,707)	(31,250)
Change in accounts payable – trade	44,813	33,493
Change in accrued payroll and other liabilities	(24,350)	(1,539)
Other – net	2,924	1,591

Net cash provided by operating activities	5,154	17,584

Investing
Capital expenditures	(9,480)	(6,427)
Proceeds from sale of securities	—	1,997

Net cash used for investing activities	(9,480)	(4,430)

Financing
Borrowings under revolving credit facility	356,384	353,820
Payments under revolving credit facility	(349,060)	(365,698)
Proceeds from sale of stock and treasury stock	369	540
Treasury stock acquired	(15)	(25)
Debt issuance costs	(100)	(100)
Payment of capital lease obligations	(68)	(247)

Net cash provided by (used for) financing activities	7,510	(11,710)

Net increase in cash and cash equivalents	3,184	1,444
Cash and cash equivalents at beginning of year	4,656	8,028

Cash and cash equivalents at end of period	$7,840	$9,472

Supplemental disclosures of cash flow information
Interest paid, net of amount capitalized	$657	$821
Income taxes (refunded) paid, net	$(507)	$42

See accompanying Notes to Consolidated Financial Statements.

THE SPORTS AUTHORITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1: Basis of Presentation

The unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2003. The unaudited financial statements include all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

Certain amounts in the prior year’s financial statements have been reclassified to conform to the current year’s presentation.

Note 2: Impact of Adoption of New Accounting Pronouncements

In the first quarter of 2003, the Company adopted EITF Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor.” Issue No. 02-16 prescribes that consideration received from a vendor generally constitutes a reduction in inventory costs, which would reduce cost of sales as the related merchandise is sold, unless certain conditions are met. The Company has historically treated certain vendor entitlements as a reduction of inventory costs, while cooperative advertising reimbursements have been reflected as a reduction of SG&A expense. As a result of the adoption of EITF 02-16, $1.0 million of cooperative advertising reimbursements were instead treated as a reduction of inventory costs, of which $0.4 million reduced cost of merchandise sold in the first quarter of 2003. The net impact of adopting EITF 02-16 was a $0.6 million reduction in pre-tax income, and a $0.4 million, or $0.01 per diluted share, reduction in net income.

Gross advertising expense was $16.2 million and $14.5 million for the thirteen weeks ended May 3, 2003 and May 4, 2002, respectively. Cooperative advertising reimbursements, net of the impact of EITF 02-16, were $6.0 million in both periods.

Note 3: Change in Accounting Estimate

In the third quarter of 2002, the Company changed the estimated useful life of its leasehold improvements from ten years to the remaining term of the underlying property lease, plus lease renewal options which management has committed to exercise. The Company believes that this change results in a better matching of depreciation expense over the period in which such assets will be utilized. Accordingly, the remaining lives of leasehold improvements as of the end of the second quarter of 2002 were revised to reflect the remaining lease term and depreciation expense was adjusted beginning in the third quarter of 2002 to reflect the more appropriate useful life. The effect of this change was an increase in first quarter 2003 net income of approximately $0.2 million, or less than $0.01 per basic and diluted share.

Note 4: Restructuring Reserves

Store Exit Costs:

The Company recorded store exit costs of $0.4 million in the first quarter of 2003, of which $0.3 million related to a lease termination fee and other exit costs to close one store. The store was closed by the end of the first quarter and substantially all employees were transferred to stores in neighboring locations, except for five employees who received severance payments. The Company also recorded a $0.1 million adjustment to reserves for a previously closed store site based on the terms of a new sublease executed for that site. The Company regularly evaluates the adequacy of its store exit reserves based on current offers or agreements, recent broker analyses, general economic conditions, current trends in the real estate market, and historical experience with respect to marketing its closed store sites.

THE SPORTS AUTHORITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company recorded store exit costs of $1.7 million in 2002, consisting of: (i) a $2.5 million increase in reserves for previously closed stores, largely due to the loss of a subtenant in one remaining Canadian location, partially offset by (ii) the reversal of reserves for one previously closed store which the Company intends to reopen. No stores were closed or approved for closure in fiscal 2002.

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

With the lease termination in 2003, the Company has cumulatively assigned or terminated its lease obligations at 14 stores, and entered into long-term subleases at three others. The Company is actively marketing the remaining closed store sites, which include three leased and two owned properties. Following is a summary of activity in the store exit reserves for the 13 weeks ended May 3, 2003.

(in thousands)	Lease and Related Obligations	Severance	Other	Total
Balance at February 1, 2003	$11,234	$—	$308	$11,542
Reserves utilized	(1,719)	—	(153)	(1,872)
Reserves for 2003 store closings, net of step rent reversal	107	20	134	261
Adjustments to existing reserves	98	—		98
Sublease income	547	—	3	550

Balance at May 3, 2003	$10,267	$20	$292	$10,579

Store Restructuring:

In the first quarter of 2003, the Company approved a plan to realign its store management structure, resulting in the elimination of approximately 90 positions. The Company recorded a charge of $0.6 million for severance pay related to this plan, of which approximately $0.3 million was paid by the end of the first quarter.

THE SPORTS AUTHORITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5: Earnings Per Share

The Company calculates earnings per share in accordance with Statement of Financial Accounting Standards No. 128 (“SFAS 128”), “Earnings Per Share” (“EPS”), which requires a dual presentation of basic and diluted EPS. A reconciliation of the basic and diluted EPS computations is illustrated below.

	13 Weeks Ended
(in thousands, except per share data)	May 3, 2003	May 4, 2002
Basic EPS Computation
Net income	$489	$1,704

Weighted average common shares	33,012	32,702

Basic earnings per common share	$.01	$.05

Diluted EPS Computation
Net income	$489	$1,704

Weighted average common shares	33,012	32,702
Effect of stock options	931	1,436

Total shares	33,943	34,138

Diluted earnings per common share	$.01	$.05

The computation of diluted EPS excludes the effect of antidilutive stock options outstanding in each of the respective periods aggregating 1,404,315 and 344,244, respectively.

Note 4: Income Taxes

The Company recorded a tax provision in the first quarter of 2003 based on an estimated effective tax rate for 2003 of approximately 39%. No provision was recorded for the first quarter of 2002 due to the availability of federal and state net operating loss carryforwards, as well as the reversal of other tax deductible temporary differences.

Note 5: Stock-Based Compensation:

The Company accounts for stock-based compensation under Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” using the intrinsic value method. The Company provides pro forma disclosures of the compensation expense determined under the fair value provisions of Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock Based Compensation” as amended by Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation-Transition and Disclosure.” Under APB 25, since the exercise prices of stock options granted equal or exceed the market value of the Company’s stock on date of grant, no compensation cost is recognized.

THE SPORTS AUTHORITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

If, under SFAS 123, the Company determined compensation costs based on the fair value at the grant date for its stock options, net earnings and earnings per share would have been reduced to the pro forma amounts below:

	13 Weeks Ended
	May 3,	May 4,
(In thousands, except per share data)	2003	2002
Net income, as reported	$489	$1,704
Stock-based employee compensation cost included in net income, as reported, net of tax	52	27
Stock-based compensation expense, net of tax, under FAS 123	(661)	(537)

Pro forma net income (loss)	$(120)	$1,194

Basic and diluted earnings per common share
As reported	$0.01	$0.05

Pro forma	$—	$0.04

Note 6: Proposed Merger

On February 20, 2003, the Company announced that it had entered into an Agreement and Plan of Merger (“Merger Agreement”) dated February 19, 2003 with Gart Sports Company (“Gart Sports”), and Gold Acquisition Corp., a wholly-owned subsidiary of Gart Sports (“Merger Sub”). Pursuant to the Merger Agreement, Merger Sub will be merged with and into the Company, which will become a wholly-owned subsidiary of Gart Sports. Each shareholder of the Company will receive 0.37 of a share of Gart Sports’ common stock for each share of the Company’s common stock. The combined company will be named “The Sports Authority, Inc.” and will apply for listing on the New York Stock Exchange under the ticker symbol “TSA”. The combined company will have approximately 385 stores in 45 states nationwide, and will be headquartered in Englewood, Colorado. The transaction is expected to be completed in the third calendar quarter of 2003.

Independent Accountants’ Review Report

The Board of Directors and Stockholders

The Sports Authority, Inc.

We have reviewed the accompanying consolidated balance sheet of The Sports Authority, Inc. as of May 3, 2003, and the related consolidated statements of income and cash flows for the thirteen-week periods ended May 3, 2003 and May 4, 2002. These financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of The Sports Authority, Inc. as of February 1, 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended (not presented herein) and, in our report dated March 7, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of February 1, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Miami, Florida

May 19, 2003

Item 2.

THE SPORTS AUTHORITY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Results of Operations

The following table sets forth the Company’s statement of operations data as a percent of sales for the periods indicated.

	13 Weeks Ended
	May 3, 2003	May 4, 2002
Sales	100.0%	100.0%
Cost of merchandise sold, including buying and occupancy costs	73.2	73.2

Gross margin	26.8	26.8
License fee income	0.3	0.3
Selling, general and administrative expenses	26.1	26.1
Pre-opening expense	0.2	0.2
Store exit costs	0.1	—
Store restructuring costs	0.2	—

Operating income	0.5	0.8
Interest, net	(0.3)	(0.3)

Income before income taxes	0.2	0.5
Income tax expense	(0.1)	—

Net income	0.1%	0.5%

The following table sets forth the Company’s store openings and closings for the periods indicated.

	13 Weeks Ended
	May 3, 2003	May 4, 2002
Beginning number of stores	205	198
Closings	(1)	—
Openings	—	1

Ending number of stores	204	199

THE SPORTS AUTHORITY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—continued

13 Weeks Ended May 3, 2003 and May 4, 2002

Sales for first quarter of 2003 were $339.1 million, a $14.4 million or 4.1% decrease from sales of $353.5 million for the same period in the prior year. The decrease reflects a decline in comparable store sales of $20.1 million, or 5.7%, partially offset by non-comparable sales of $5.7 million from stores opened during 2002. Sales in the 2003 period were hampered by severe weather patterns, particularly in the northeast, as well as by the war in Iraq and continued softness in the economy. Unfavorable weather patterns particularly impacted the footwear business, as sales of spring-related sporting goods lagged. Combined with a general decline in demand for traditional “white” athletic shoes, these factors produced low double-digit declines in comparable sales across most footwear categories. Skate sales were also down significantly, reflecting a long-running decline in the demand for inline skates and accessories. Sales shortfalls in these categories were partially mitigated by gains in ski softlines and team sports apparel, which were among the few departments to benefit from the unseasonable weather. Additionally, the hunting category posted a double-digit comparable sales increase, largely due to a more comprehensive merchandise offering as well as the growing popularity of paintball.

License fee income was $1.2 million or 0.3% of sales for the first quarter of 2003, compared to $1.0 million or 0.3% of sales for the same period in the prior year. License fee income consists principally of royalties earned under a license agreement with Mega Sports Co., Ltd. (“Mega Sports”), a joint venture between us and AEON, Co., Ltd. Mega Sports operates 41 “The Sports Authority” stores in Japan. Royalties earned under this agreement totaled $1.0 million and $0.8 million for the first quarter of 2003 and 2002, respectively. We also have a License and E-Commerce agreement with a wholly-owned subsidiary of GSI Commerce, Inc. (“GSI”). Under this agreement, GSI owns certain content and technology related to the website and hosts, maintains, fulfills orders and furnishes all other “back-end” operations required to operate the website. GSI receives all revenue generated from the website and pays us a royalty for using our trademarks, service marks and the domain name, www.thesportsauthority.com, and other intellectual property owned by us. Royalties paid by GSI are based on sales through the website. Royalties under the e-commerce agreement were $0.2 million in both periods presented.

Cost of merchandise sold, which includes certain buying and occupancy costs, was $248.2 million or 73.2% of sales for the first quarter of 2003, compared to $258.7 million or 73.2% of sales for the same period in the prior year. Accordingly, gross margin was flat at 26.8% of sales in both periods. Merchandise costs declined 100 basis points, primarily due to a reduction in inventory shrink in the current quarter versus the prior period. We experienced a significant increase in shrink rates beginning in the first quarter of 2002, which we attributed to: (i) the more precise measurement of shrink (and all other components of margin) under the cost method of accounting versus the retail inventory method of accounting used previously, and (ii) an improved merchandise assortment, including a broader selection of higher-priced merchandise. Beginning in the second quarter of 2002, we implemented a number of initiatives to address this trend, including the continuing conversion to full-service footwear departments that limit access to inventories and improved physical security of other shrink sensitive items. We believe these initiatives contributed to an improvement in shrink rates experienced in the fourth quarter of 2002, which continued into the first quarter of 2003. The 100 basis point decline in merchandise costs was offset by a like increase in allocated occupancy costs, due primarily to rent and property taxes associated with 2002 new store openings, and with the sale-leaseback of one store completed in the second quarter of 2002. The sale-leaseback transaction impacts the Consolidated Statements of Income by converting depreciation and interest expense into allocated occupancy costs, thereby reducing gross margin.

Selling, general and administrative (“SG&A”) expenses were $88.5 million in the first quarter of 2003, compared to $92.4 million in the same period of the prior year. The expense decrease was primarily attributable to a $6.1 million reduction in store, field and corporate incentive compensation year over year, reflecting the soft sales performance in 2003. This decrease was partially offset by a $1.6 million increase in net advertising expense. In the first quarter of 2003, we adopted EITF Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor,” which resulted in treating $1.0 million in cooperative advertising reimbursements as a reduction of inventory costs. Historically, all cooperative advertising reimbursements were treated as a reduction of SG&A expenses. SG&A expenses in the current quarter also included $0.7 million related to the proposed merger between us and Gart Sports Company (“Gart Sports”).

THE SPORTS AUTHORITY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—continued

Pre-opening expense for the first quarter of 2003 was $0.7 million and related largely to a third regional distribution center located in Burlington, New Jersey, which began a gradual commencement of operations early in the second quarter of 2003. Pre-opening expense for the 2002 quarter was $0.5 million and related to one store opened during the first quarter and, to a lesser extent, two stores opened early in the second quarter. Pre-opening expense consists principally of payroll for associate training and preparing for opening, occupancy costs, and store grand-opening advertising expenditures.

Store exit costs were $0.4 million in the first quarter of 2003, of which $0.3 million related to a lease termination fee and associated exit costs for one store closed during the quarter. Store exit costs also included an adjustment to increase reserves at one previously closed store based on the terms of a new sublease. Store exit costs consist primarily of estimated costs to be incurred beyond the store closing date and through final disposition, including rent, common area maintenance charges, real property taxes and employee severance.

In the first quarter of 2003, we approved and implemented a plan to realign the management structure in our stores, resulting in the elimination of approximately 90 positions. The Company recorded a charge of $0.6 million for severance pay related to this plan, of which approximately $0.3 million was paid by the end of the first quarter.

Net interest expense was $1.0 million, or 0.3% of sales, for the first quarter of 2003, compared to $1.2 million, or 0.3% of sales, for the same period in the prior year. The decrease was primarily due to a reduction in borrowings under our committed revolving credit facility (“Credit Facility”), which were $38.5 million lower at May 3, 2003 than at the end of the first quarter of 2002.

Income tax expense was $0.3 million in the first quarter of 2003, reflecting an estimated annual effective tax rate of 39%. In contrast, we recorded no income tax provision in the first quarter of 2002 due to federal and state net operating loss carryforwards and the reversal of other tax-deductible temporary differences, which were available to offset taxable income.

Net income for the 13 weeks ended May 3, 2003 was $0.5 million, or 0.1% of sales, compared to $1.7 million, or 0.5% of sales, for the same period in the prior year.

Liquidity and Capital Resources

Our principal capital requirements are to fund working capital needs and capital expenditures. For the first quarter of 2003, these capital requirements were generally funded by cash flows from operations and by borrowings under the Credit Facility, which fluctuate seasonally in amount. Cash flows from operating, investing and financing activities for the 13 weeks ended May 3, 2003 and May 4, 2002 are summarized below.

Net cash provided by operating activities was $5.1 million for the first quarter of 2003, compared to $17.6 million for the same period in the prior year. The decrease in operating cash flows reflects a $24.3 million reduction in accrued payroll and other liabilities in the first quarter of 2003, versus a $1.5 million reduction in the 2002 period, due primarily to higher payments under annual bonus and deferred compensation plans. This reduction in operating cash flows was partially offset by an increase in trade accounts payable, evidenced by an increase in the percentage of merchandise inventories financed by accounts payable from 35.8% at May 4, 2002 to 38.4% at May 3, 2003.

Net cash used for investing activities was $9.5 million for the first quarter of 2003, compared to $4.4 million for the same period in the prior year. Capital expenditures included $3.5 million for refurbishment of existing stores, $5.4 million for development of a third regional distribution center located in Burlington, New Jersey, and $0.6 million for information systems and office improvements. By comparison, capital expenditures were $6.4 million in the prior period, and were partially offset by $2.0 million in proceeds from the sale of stock in GSI, which we received as a result of our e-commerce relationship with that company.

THE SPORTS AUTHORITY, INC

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—continued

Net cash provided by financing activities was $7.5 million for the first quarter of 2003, compared to net cash used for financing activities of $11.7 million for the same period in the prior year. The change in financing cash flows reflected a net $7.3 million increase in borrowings under the credit facility in the first quarter of 2003, versus a net reduction of $11.8 million in the same period of the prior year. Overall, however, average borrowings were lower in the first quarter of 2003 versus the 2002 period. At May 3, 2003, borrowings under the Credit Facility were $128.7 million, and unused availability was $138.4 million.

Working capital was $187.1 million at May 3, 2003, compared to $181.8 million at May 4, 2002. The increase was due primarily to the reversal of the valuation allowance on certain of our deferred tax assets in the fourth quarter of 2002, which effectively reestablished $7.8 million of net short-term deferred tax assets in other current assets.

We estimate total capital expenditures of $50.0-$55.0 million in 2003, primarily for an estimated 40 major store remodels, various logistics improvements including the completion of a third regional distribution center in Burlington, New Jersey, and four new stores. We believe that anticipated cash flows from operations, combined with borrowings under the Credit Facility, will be sufficient to fund working capital and finance capital expenditures during the next 12 months.

Proposed Merger

On February 20, 2003, we announced that we had entered into an Agreement and Plan of Merger (“Merger Agreement”) dated February 19, 2003 with Gart Sports Company (“Gart Sports”), and Gold Acquisition Corp., a wholly-owned subsidiary of Gart Sports (“Merger Sub”). Pursuant to the Merger Agreement, Merger Sub will be merged with and into us and we will become a wholly-owned subsidiary of Gart Sports. Our shareholders will receive 0.37 of a share of Gart Sports’ common stock for each share of our common stock. The combined company will be named “The Sports Authority, Inc.” and will apply for listing on the New York Stock Exchange under the ticker symbol “TSA”. The combined company will have approximately 385 stores in 45 states nationwide, and will be headquartered in Englewood, Colorado. The transaction is expected to be completed in the third calendar quarter of 2003.

Seasonality and Inflation

The Company’s annual business is seasonal, with higher sales and correlated profits occurring in the second and fourth quarters. In fiscal 2002, the Company’s sales trended as follows: 24.8% in the first quarter, 26.3% in the second quarter, 21.7% in the third quarter and 27.2% in the fourth quarter.

Management does not believe inflation had a material effect on the financial statements for the periods presented.

Critical Accounting Policies

The Company’s financial statements are based on the application of critical accounting policies that may require the use of significant estimates and judgments. A more comprehensive discussion of critical policies requiring the use of significant estimates or judgments is included in the Company’s Annual Report on Form 10-K for the year ended February 1, 2003.

Forward Looking Statements

Certain statements under the heading “Management’s Discussion and Analysis” and elsewhere in this Quarterly Report constitute “forward looking statements” made in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward looking statements can be identified by, among other things, use of forward looking terms such as “believes,” “expects,” “estimate,” “may,” “will,” “should,” “seeks,” “pro forma,” “anticipates,” “intends” or the negative of any of these terms, or comparable terminology, or by discussions of strategy or intentions. As such, they involve risks and uncertainties that could cause actual results to differ materially from those set forth in such forward looking statements. Our forward looking statements are based on assumptions about, or include statements concerning, many important factors, including without limitation, consumer confidence, changes in discretionary consumer spending and consumer preferences, particularly as they relate to sporting goods, athletic footwear and apparel and our particular merchandise mix and retail locations; our ability to effectively implement our merchandising, inventory control, marketing, store remodeling and growth, electronic commerce, supply chain, logistics and other strategies; increasing competition from other retailers; unseasonable weather; fluctuating sales margins; product availability; capital spending levels; the timing and completion of our pending merger with Gart Sports Company, which is subject to regulatory and shareholder approvals and conditions contained in the merger agreement, and the ability of the Company and Gart Sports Company to integrate our operations successfully and without unanticipated costs and to realize the anticipated synergies and other benefits from the pending merger; and the effects of possible terrorist attacks and the Middle Eastern conflict. The Company undertakes no obligation to release publicly the results of any revisions to these forward looking statements to reflect events or circumstances after the date such statements were made.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

At May 3, 2003, there had not been a material change in the market risk information disclosed in the Company’s Annual Report on Form 10-K for the year ended February 1, 2003 under the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this quarterly report on Form 10-Q, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are operating in an effective manner.

(b)	Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

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

A Report on Form 8-K was filed on February 20, 2003 related to a proposed merger between the Company and Gart Sports Company.

THE SPORTS AUTHORITY, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 17, 2003	THE SPORTS AUTHORITY, INC By: /s/ MARTIN E. HANAKA Martin E. Hanaka Chairman and Chief Executive Officer

By: /s/ GEORGE R. MIHALKO George R. Mihalko Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By: /s/ TODD WEYHRICH Todd Weyhrich Senior Vice President and Controller (Principal Accounting Officer)

CERTIFICATIONS

I, Martin E. Hanaka, certify that:

(1)	I have reviewed this quarterly report on Form 10-Q of The Sports Authority, Inc.;

(2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4)	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosures controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

(6)	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

June 17, 2003	/s/ MARTIN E. HANAKA

Martin E. Hanaka Chairman and Chief Executive Officer

I, George R. Mihalko, certify that:

(1)	I have reviewed this quarterly report on Form 10-Q of The Sports Authority, Inc.;

(2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4)	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosures controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

(6)	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

June 17, 2003	/s/ GEORGE R. MIHALKO

George R. Mihalko Vice Chairman, Chief Administrative Officer and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibits
2.1	Agreement and Plan of Merger, dated February 19, 2003, by and among Gart Sports Company, a Delaware corporation, Gold Acquisition Corp., a Delaware corporation, and the Company, incorporated by reference to Exhibit 2.1 to the Form 8-K filed on February 20, 2003.

15.1	Letter Regarding Unaudited Interim Financial Information

99.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.